Form 10-Q
period 1996-04-30
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1996-06-07
CIK 918858

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                          ---------------------------------

                                       FORM 10-Q
                          ---------------------------------

(MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                    OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________________TO___________________

                           COMMISSION FILE NO. 0-23442

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               GEORGIA                                      58-1984957
            ------------                                    ----------
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)


                        11651 PLANO ROAD, DALLAS TX 75243
                        ---------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-860-5100
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X                 No
    ----------------------         --------------------


 The number of shares of Registrant's Common Stock outstanding at June 3, 1996 was 8,996,949.

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

Exhibit Index on page 14.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                        --------
          Item 1.   Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets as of April 30, 1996 and
                    October 31, 1995                                                           3

                    Consolidated Condensed Statements of Income for the three months
                    and the six months ended April 30, 1996 and 1995                           4

                    Consolidated Condensed Statements of Stockholders' Equity for the
                    six months ended April 30, 1996                                            5

                    Consolidated Condensed Statements of Cash Flows for the six months
                    ended April 30, 1996 and 1995                                              6

                    Notes to Consolidated Condensed Financial Statements                     7-8

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               9-11


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders                       12

          Item 6.   Exhibits and Reports on Form 8-K                                          12


PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 April 30   October 31,
                                                                   1996        1995
                          ASSETS                              ------------- -----------
CURRENT ASSETS:
     Cash and cash equivalents                                  $  9,232     $  3,494
     Accounts receivable, net                                     69,991       75,502
     Inventories                                                  63,674       51,780
     Prepaid expenses and other assets                             1,766        1,738
     Deferred income taxes                                         1,100          843
                                                                --------     --------
             Total current assets                                145,763      133,357

PROPERTY, PLANT AND EQUIPMENT, NET                                26,241       23,591

INTANGIBLES, NET                                                  17,650       17,530

OTHER ASSETS                                                         753          589
                                                                --------     --------

             TOTAL                                              $190,407     $175,067
                                                                --------     --------
                                                                --------     --------

        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $ 41,993     $ 40,410
     Accrued expenses                                              8,469       11,269
     Current maturities of debt                                      691        1,099
                                                                --------     --------
             Total current liabilities                            51,153       52,778

LONG-TERM DEBT,  LESS CURRENT MATURITIES                          51,834       38,264

DEFERRED INCOME TAXES                                              1,328        1,039
                                                                --------     --------
             Total liabilities                                   104,315       92,081

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares,
             no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares;
             9,269,635 shares issued at April 30, 1996,
             9,021,175 shares issued at October 31, 1995          59,572       58,550
     Retained earnings                                            30,695       27,319
     Treasury stock, at cost, 431,974 shares at April 30, 1996,
             297,200 shares at October 31, 1995                   (4,175)      (2,883)
                                                                --------     --------
             Total stockholders' equity                           86,092       82,986
                                                                --------     --------
             TOTAL                                              $190,407     $175,067
                                                                --------     --------
                                                                --------     --------

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





                                              Three Months Ended                 Six Months Ended
                                      ----------------------------------  -----------------------------
                                           April 30,         April 30,       April 30,       April 30,
                                             1996             1995             1996            1995
                                      ----------------  ----------------  --------------  -------------
NET SALES                                  $135,085         $117,290       $255,127         $217,834

COST OF SALES                               108,495           95,691        205,390          175,229
                                      ----------------  ----------------  --------------  -------------
    GROSS PROFIT                             26,590           21,599         49,737           42,605

OPERATING EXPENSES                           21,685           17,613         42,522           35,069
                                      ----------------  ----------------  --------------  -------------
INCOME FROM OPERATIONS                        4,905            3,986          7,215            7,536

OTHER (INCOME) EXPENSE                          (32)             (33)           (41)             (61)

INTEREST EXPENSE                                818              882          1,566            1,831
                                      ----------------  ----------------  --------------  -------------
INCOME BEFORE INCOME TAXES                    4,119            3,137          5,690            5,766

PROVISION FOR INCOME TAXES                    1,484            1,167          2,069            2,185
                                      ----------------  ----------------  --------------  -------------
INCOME BEFORE EXTRAORDINARY CHARGE       $    2,635       $    1,970     $    3,621       $    3,581

EXTRAORDINARY CHARGE - EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX
                                                245                0            245                0
                                      ----------------  ----------------  --------------  -------------
NET INCOME                               $    2,390       $    1,970     $    3,376       $    3,581
                                      ----------------  ----------------  --------------  -------------
                                      ----------------  ----------------  --------------  -------------

INCOME PER SHARE BEFORE
    EXTRAORDINARY CHARGE                $      0.29       $     0.23     $     0.40       $     0.46
                                      ----------------  ----------------  --------------  -------------
                                      ----------------  ----------------  --------------  -------------

NET INCOME PER SHARE AFTER
    EXTRAORDINARY CHARGE                $      0.26     $        .23     $     0.37       $     0.46
                                      ----------------  ----------------  --------------  -------------
                                      ----------------  ----------------  --------------  -------------

WEIGHTED AVERAGE SHARES
    OUTSTANDING                               9,117            8,492          9,117            7,778
                                      ----------------  ----------------  --------------  -------------
                                      ----------------  ----------------  --------------  -------------

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                 (IN THOUSANDS)




                                                 COMMON STOCK                      TREASURY STOCK
                                               -----------------     RETAINED    -----------------
                                               SHARES      VALUE     EARNINGS    SHARES      VALUE        TOTAL
                                               ------      -----     --------    ------      -----        -----

BALANCE AS OF NOVEMBER, 1, 1995                 9,021    $58,550      $27,319       297    $(2,883)     $82,986

Proceeds from exercise of stock options,
  including tax benefits of $734,000              242        965           --        --         --          965
Proceeds from employee stock purchase plan          7         57           --        --         --           57
Purchase of treasury stock                         --         --           --       135     (1,292)      (1,292)
Net income                                         --         --        3,376        --         --        3,376
                                               ------    -------      -------     -----    -------      -------

BALANCE AS OF APRIL 30, 1996                    9,270    $59,572      $30,695       432    $(4,175)     $86,092
                                               ------    -------      -------     -----    -------      -------
                                               ------    -------      -------     -----    -------      -------























            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  Six months ended
                                                                April 30,    April 30,
                                                                   1996        1995
                                                                ---------    ---------
OPERATING ACTIVITIES:
Net income                                                      $  3,376     $  3,581
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                   2,915        2,318
   Loss on sale of  property, plant and equipment                    (13)           -
   Changes in operating assets and liabilities,
   net of acquisitions:
      Accounts Receivable                                          7,083        3,200
      Inventories                                                (11,050)     (11,177)
      Prepaid and deferred expenses                                   18       (1,436)
      Accounts payable and accrued expenses                          (60)      (4,088)
      Other assets/liabilities                                    (1,386)        (536)
                                                                --------     --------
         Net cash provided by (used in) operating activities         883       (8,138)
INVESTING ACTIVITIES:
   Acquisitions                                                   (2,870)     (16,438)
   Seller financing of acquired businesses                             -        1,663
                                                                --------     --------
      Cash paid at closing for acquisitions                       (2,870)     (14,775)
   Purchases of property, plant and equipment, net                (3,906)      (2,217)
   Other                                                             (13)         (30)
                                                                --------     --------
         Net cash used in investing activities                    (6,789)     (17,022)
FINANCING ACTIVITIES:
   Borrowings under Senior Debt                                   50,000            -
   Issuance costs paid on Senior Debt                               (582)           -
   Repayment of term loans                                       (10,069)           -
   Net repayments under revolving lines of credit                (25,000)      (6,280)
   Repayments of seller financing of acquired businesses          (2,350)        (283)
   Issuance of common stock, net of offering costs                     -       32,090
   Proceeds from employee stock purchase plan                         57            -
   Exercise of stock options, including tax benefits                 965          310
   Purchase of treasury stock                                     (1,292)           -
   Debt reduction                                                      -            -
   Other                                                             (85)         (94)
                                                                --------     --------
         Net cash provided by financing activities                11,644       25,743


NET INCREASE IN CASH AND CASH EQUIVALENTS                          5,738          583
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                             3,494          357
                                                                --------     --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                $  9,232     $    940
                                                                --------     --------
                                                                --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
         Cash paid for interest                                 $  1,602     $  1,420
                                                                --------     --------
                                                                --------     --------
         Cash paid for income taxes                             $  2,809     $  2,459
                                                                --------     --------
                                                                --------     --------




           See notes to consolidated condensed financial statements.

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1996




1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited, however, the balance sheet at October 31, 1995 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the six-month periods ended April 30, 1996 and 1995, the Company's financial position at April 30, 1996 and October 31, 1995, and the cash flows for the six-month periods ended April 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The operating results for the second quarter and for the six-month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.


2.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per share is computed by dividing net income by the weighted average shares outstanding. Weighted average shares include the actual shares outstanding and the net additional shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds (including related income tax benefits) to purchase additional shares at the average market price during the interim periods of 1996 and 1995. Only the primary method has been presented, since the number of shares derived under this method is not significantly different from the fully-diluted method.


3.  LONG-TERM DEBT

In April 1996, the Company completed a $50 million private-issue of Senior Notes. The notes bear an average interest rate of 7.12% and have a final maturity of April 15, 2006. The notes have four tranches with various amortization schedules resulting in an average maturity of approximately seven years. The proceeds from the debt offering, net of $582,000 in issuance costs, were used to retire $43.6 million of bank borrowings and to increase the Company's working capital. In addition, the Company entered into a new $75 million Revolving Credit Facility due January 15, 2001, replacing the $50 million facility due to expire in July, 1997. The Senior Notes and the Revolving Credit Facility are unsecured.

Long-term debt consists of the following at April 30, 1996:       (In thousands)

Bank Debt

     Revolving credit note due January 15, 2001; interest is
     due quarterly at LIBOR rate plus 0.50% to 1.00%, or at a
     base rate (defined in the agreement).                           $   -0-

7 1/8% Senior Notes                                                   50,000

Seller Financing of Acquired Businesses - Various terms, interest
rates ranging from 8% to 9%                                            1,842

Other, including capital leases                                          683
                                                                     -------
                                                                      52,525
Less Current Maturities                                                 (691)
                                                                     -------
Long-term Debt                                                       $51,834
                                                                     -------
                                                                     -------

NOTE 4.  ACQUISITIONS - COMPLETED AND PENDING

In April 1996, the Company entered into an agreement to purchase the net assets of the distribution center of Jett Supply Co., Inc. headquartered in Pueblo, Colorado with branches in Pueblo, Chicago, Illinois and Houston, Texas. The acquisition was completed on May 6, 1996 for a purchase price of $4.2 million. The purchase price is subject to certain post closing adjustments and was paid with cash.

In April 1996, the Company signed a letter of intent to acquire the Colorado businesses of Mile High Roofing & Exterior Supply Co., Inc. with three branches in Colorado. The acquisition was completed on May 31, 1996 for a purchase price of $3.4 million. The purchase price is subject to certain post closing adjustments and was paid with cash.

In April 1996, the Company signed a letter of intent to acquire California Roofers Supply, a division of Star, Inc., which is headquartered in Hayward, California. The operations to be acquired include eight branches located in both Northern and Southern California. The estimated purchase price is $11.6 million subject to completion of due diligence.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales. All percentages are before the one-time extraordinary charge.

                                         (In thousands except per share amounts)
                                      Three Months Ended          Six Months Ended
                                    -----------------------     ---------------------
                                    April 30,     April 30,     April 30,   April 30,
                                      1996          1995          1996        1995
                                    ---------     ---------     ---------   ---------
Net  Sales                           100.0%        100.0%        100.0%      100.0%
Cost of Sales                         80.3          81.6          80.5        80.4
                                     -----         -----         -----       -----
Gross Profit                          19.7          18.4          19.5        19.6
Operating Expenses                    16.1          15.0          16.7        16.1
                                     -----         -----         -----       -----
Income from Operations                 3.6           3.4           2.8         3.5
Other (Income) Expense                 0.0           0.0           0.0         0.0
Interest Expense                       0.6           0.8           0.6         0.8
                                     -----         -----         -----       -----
Income Before Income Taxes             3.0           2.7           2.2         2.6
Provision for Income Taxes             1.1           1.0           0.8         1.0
                                     -----         -----         -----       -----
Income before extraordinary charge     2.0%          1.7%          1.4%        1.6%
                                     -----         -----         -----       -----
                                     -----         -----         -----       -----

- -------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER ENDED APRIL 30, 1996 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1995

Net sales increased 15.2% from $117.3 million in the three months ended April 30, 1995 to $135.1 million in the three months ended April 30, 1996, an increase of $17.8 million. Same branch sales for the second quarter increased 4.1% or $4.8 million, the remaining $13.0 million in additional sales was contributed from acquisitions and new branch openings.

Gross profit for the second quarter increased $5.0 million or 23.1% on higher sales, and as a percentage of net sales increased 1.3% to 19.7% compared to the same period in 1995. Gross profit percentage was affected favorably during the quarter as a result of an improved selling margin and increased purchasing power resulting from the Company's larger operating base.

Operating expenses increased 23.1% from $17.6 million in the 1995 period to $21.7 million in the 1996 period and increased as a percentage of net sales from 15.0% to 16.1%. Operating expenses include both branch operations expenses as well as corporate overhead costs and increased primarily as a result of acquisitions and new branch openings. As a percentage of sales, the increase is due to higher costs associated with increased millwork and tile sales in the West and higher outbound truck and freight expenses due to rising delivery costs.

Income from operations increased 23.1% from $4.0 million in the 1995 period to $4.9 million in the 1996 period, and increased as a percentage of net sales from 3.4% to 3.6%. The increase in income from operations as a percentage of net sales was due principally to the increase in gross profit percentage in excess of increases in operating expenses as a percentage of net sales.

As a result of the above factors, and a decrease in interest expense, income before income taxes increased 31.3% from $3.1 million in the 1995 period to $4.1 million in the 1996 period. Income before the extraordinary charge increased 33.8% from $2.0 million in the 1995 period to $2.6 million in the 1996 period. Income before the extraordinary charge as a percentage of net sales increased from 1.7% in the 1995 period to 2.0% in the 1996 period. Earnings per share before the extraordinary charge increased $.06 per share to $.29 per share on 7.4% more shares outstanding.

In the second quarter, the Company recorded an extraordinary charge of $245,000, or $0.03 per share, net of tax benefit, in connection with the early retirement of a total of $43.6 million principal amount of debt. Net income per share after the one-time extraordinary charge was $0.26.


SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

Net sales increased 17.1% from $217.8 million in the six months ended April 30, 1995, to $255.1 million in the six months ended April 30, 1996, an increase of $37.3 million. Acquisitions and new branches contributed additional sales for the six month period ended April 30, 1996 of $31.8; while same branch sales for the period increased $5.5 million or 2.5%. This sales growth continues to reflect the benefits of acquisitions, introduction of new product lines to acquired locations where possible and branches located in areas of the country with good economic conditions, primarily the Southwest.

Gross profit for the six month period increased 16.7%, and as a percentage of net sales decreased from 19.6% in the 1995 period to 19.5% in the 1996 period. The increase in gross profit results from businesses acquired since the same period in 1995. Gross profit as a percentage of sales decreased modestly.

Operating expenses increased 21.3% from $35.1 million in the 1995 period to $42.5 million in the 1996 period, and increased as a percentage of net sales from 16.1% to 16.7%. The dollar increase in operating expenses results primarily from acquisitions and new branches. As a percentage of sales, the increase is due to higher operating costs in the second quarter associated with sales mix and delivery costs.

Income from operations decreased 4.3% from $7.5 million in the 1995 period to $7.2 million in the 1996 period and decreased as a percentage of net sales from 3.5% to 2.8%. The decrease in income from operations as a percentage of net sales is caused from the decline in gross profit percentage and higher operating expenses.

As a result of the above factors and decreased interest expense, income before income taxes decreased 1.3% from $5.8 million in the 1995 period to $5.7 million in the 1996 period. Income before the extraordinary charge increased 1.1% from $3.58 million in the 1995 period to $3.62 million in the 1996 period, and income before the extraordinary charge as a percentage of net sales decreased from 1.6% to 1.4% during the six month period. Earnings per share before the extraordinary charge decreased $.06 per share from $.46 per share in the 1995 period to $.40 per share in the 1996 period on 17.2% more shares outstanding.


EFFECTS OF INFLATION

Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, however, could have a significant impact on the Company and the industry. Management believes that, to the extent inflation affects its costs in the future, the Company can generally offset inflation by increasing prices if competitive conditions permit.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt.
During the second quarter, the Company completed a $50 million private issue of Senior Notes which is described in the notes to the accompanying interim financial statements. The Company had $51.8 million of long-term debt, less current maturities, outstanding as of April 30, 1996, consisting of the senior notes and other debt facilities.

Net cash generated from operating activities was $.9 million for the six months ended April 30, 1996 compared to net cash used in operations of $8.1 million for six months ended April 30, 1995.

Capital expenditures were $3.9 million and $2.2 million for the six months ended April 30, 1996 and 1995, respectively. The Company has budgeted $5.7 million for capital expenditures in fiscal 1996 relating to its current operations, including property, plant and equipment additions and replacements. The Company's fiscal 1996 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

Management believes that funds generated from operations, working capital and funds available from bank lines of credit will be sufficient to meet the needs of the Company's current operations for the next 12 months.


SEASONALITY

The Company's first and, to a lesser extent, its second quarter, are typically adversely affected by winter construction cycles and weather patterns as the level of activity in both the home improvement and new construction markets decreases. Management closely monitors operating expenses and inventory levels during seasonal periods and, to the extent possible, controls variable operating costs.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a)-(b) At the Company's Annual Meeting of Shareholders on February 29, 1996, the following directors were elected for a term of three years:

               CLASS II
               Walter J. Muratori
               Charles C. Schoen III
               Don A. Rice

     The following directors continued their terms of office as directors of the Company after the Annual Meeting:

               CLASS I                  CLASS III
               Ronald R. Ross           Richard L. Cravey
               William S. Green         William A. Davies
               Donald S. Huml           Stanley C. Weiss

     (c)  The following matters were voted upon at the Annual Meeting:

                                         For      Against    Votes Withheld
                                         ---      -------    --------------
          1. Walter J. Muratori       6,661,228        0           66,618
             Don A. Rice              6,658,628        0           69,218
             Charles C. Schoen III    6,658,128        0           69,718

          2. Ratification of Deloitte & Touche LLP
             as independent certified public
             accountants for fiscal year ended
             10/31/96                 6,720,626    4,600            2,620

ITEM 6.  Exhibits and Reports on Form  8-K

     (a)  Exhibits

     Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

     (b)  Reports on Form 8-K

     During the quarter ended April 30, 1996, the Registrant did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                         (Registrant)




Date: June 7, 1996                     /s/ F. Dixon McElwee
     ---------------                   -----------------------------------
                                           F. Dixon McElwee
                                           Vice President/Chief Financial
                                             Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                 EXHIBIT INDEX


EXHIBITS
- --------

10.18 First Restated Credit Agreement among the Company, NationsBank of Texas National Association, as Agent, ABN Amro Bank, N.V. as Co-Agent, and other Lenders, dated as of April 18, 1996

10.19   Note Purchase Agreement between the Company and various
        Purchasers dated as of April 1, 1996

10.20 Change in Control Employment Agreement between the Company and Ronald R. Ross dated as of June 1, 1996

10.21 Change in Control Employment Agreement between the Company and Walter J. Muratori dated as of June 1, 1996

11       Computation of Earnings per Share