Form 10-Q
period 1996-07-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1996-09-13
CIK 918858

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________________TO___________________

                          COMMISSION FILE NO. 0-23442

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


            GEORGIA                                            58-1984957
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                       11651 PLANO ROAD, DALLAS TX 75243
                    (Address of principal executive offices)
                                   (Zip Code)

                                  214-860-5100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

The number of shares of Registrant's Common Stock outstanding at September 4, 1996 was 9,040,138.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Exhibit Index on page 14.
Page 1 of 15

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
     Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of July 31, 1996 and
          October 31, 1995                                                     3

          Consolidated Condensed Statements of Income for the three months
          and the nine months ended July 31, 1996 and 1995                     4

          Consolidated Condensed Statements of Stockholders' Equity for the
          nine months ended July 31, 1996                                      5

          Consolidated Condensed Statements of Cash Flows for the nine months
          ended July 31, 1996 and 1995                                         6

          Notes to Consolidated Condensed Financial Statements               7-8

     Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9-11


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                               12

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   July 31,       October 31,
                                                    1996             1995
                                                   --------       -----------
                                     ASSETS

 CURRENT ASSETS:
      Cash and cash equivalents                    $  1,745        $  3,494
      Accounts receivable, net                       82,867          75,502
      Inventories                                    72,304          51,780
      Prepaid expenses and other assets               2,098           1,738
      Deferred income taxes                           1,010             843
                                                   --------        --------
              Total current assets                  160,024         133,357

 PROPERTY, PLANT AND EQUIPMENT, NET                  28,972          23,591

 INTANGIBLES, NET                                    21,705          17,530

 OTHER ASSETS                                           886             589
                                                   --------        --------

              TOTAL                                $211,587        $175,067
                                                   --------        --------
                                                   --------        --------

                      LIABILITIES & STOCKHOLDERS'  EQUITY

 CURRENT LIABILITIES:
      Accounts payable                             $ 48,458        $ 40,410
      Accrued expenses                               12,780          11,269
      Current maturities of debt                        786           1,099
                                                   --------        --------
              Total current liabilities              62,024          52,778

 LONG-TERM DEBT,  LESS CURRENT MATURITIES            57,124          38,264

 DEFERRED INCOME TAXES                                1,381           1,039
                                                   --------        --------
              Total liabilities                     120,529          92,081

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
      Preferred stock; authorized 100,000 shares,
       no shares issued and outstanding
      Common stock; no par value; authorized
       20,000,000 shares;
        9,432,112 shares issued at
        July 31, 1996, 9,021,175 shares
        issued at October 31, 1995                   60,372          58,550
      Retained earnings                              34,861          27,319
      Treasury stock, at cost, 431,974 shares
       at July, 1996, 297,200 shares at
       October 31, 1995                              (4,175)         (2,883)
                                                   --------        --------
              Total stockholders' equity             91,058          82,986
                                                   --------        --------
              TOTAL                                $211,587        $175,067
                                                   --------        --------
                                                   --------        --------



            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           Three Months Ended            Nine Months Ended
                                         ----------------------       -----------------------
                                         July 31,      July 31,       July 31,       July 31,
                                           1996          1995           1996           1995
                                         --------      --------       --------       --------
NET SALES                                $163,852      $137,722       $418,978       $355,554

COST OF SALES                             131,676       112,332        337,064        287,561
                                         --------      --------       --------       --------

    GROSS PROFIT                           32,176        25,390         81,914         67,993

OPERATING EXPENSES                         24,181        18,744         66,705         53,811
                                         --------      --------       --------       --------

INCOME FROM OPERATIONS                      7,995         6,646         15,209         14,182

OTHER (INCOME) EXPENSE                          9          (155)           (31)          (217)

INTEREST EXPENSE                            1,009           744          2,576          2,575
                                         --------      --------       --------       --------

INCOME BEFORE INCOME TAXES                  6,977         6,057         12,664         11,824

PROVISION FOR INCOME TAXES                  2,811         2,287          4,877          4,472
                                         --------      --------       --------       --------

INCOME BEFORE EXTRAORDINARY CHARGE       $  4,166      $  3,770       $  7,787       $  7,352

EXTRAORDINARY CHARGE - EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX                                  0             0            245              0
                                         --------      --------       --------       --------
NET INCOME                               $  4,166      $  3,770       $  7,542       $  7,352
                                         --------      --------       --------       --------
                                         --------      --------       --------       --------
INCOME PER SHARE BEFORE
    EXTRAORDINARY CHARGE                 $   0.45      $   0.40       $   0.85       $   0.88
                                         --------      --------       --------       --------
                                         --------      --------       --------       --------
NET INCOME PER SHARE AFTER
    EXTRAORDINARY CHARGE                 $   0.45      $   0.40       $   0.82       $   0.88
                                         --------      --------       --------       --------
                                         --------      --------       --------       --------
WEIGHTED AVERAGE SHARES
    OUTSTANDING                             9,255         9,485          9,163          8,348
                                         --------      --------       --------       --------
                                         --------      --------       --------       --------



            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                               COMMON STOCK                 TREASURY STOCK
                                              ---------------    Retained   --------------
                                              SHARES    VALUE    EARNINGS   SHARES    VALUE       TOTAL
                                              ------    -----    --------   ------    -----       -----
BALANCE AS OF NOVEMBER, 1, 1995                9,021   $58,550   $27,319       297   $(2,883)    $82,986


Proceeds from exercise of stock options,
  including tax benefits of $1,231,000           401     1,736         -         -         -       1,736
Proceeds from employee stock purchase plan        10        86         -         -         -          86
Purchase of treasury stock                         -         -         -       135    (1,292)     (1,292)
Net income                                         -         -     7,542         -         -       7,542
                                               -----   -------   -------   -------   -------     -------

BALANCE AS OF JULY 31, 1996                    9,432   $60,372   $34,861       432   $(4,175)    $91,058
                                               -----   -------   -------   -------   -------     -------
                                               -----   -------   -------   -------   -------     -------






            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Nine months ended
                                                          ---------------------
                                                           July 31,    July 31,
                                                              1996        1995
                                                          --------     --------

OPERATING ACTIVITIES:
Net income                                                $  7,542     $  7,352
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                              4,312        3,471
  Loss on sale of  property, plant and equipment               (38)        (154)
  Changes in operating assets and liabilities, net of
  acquisitions:
    Accounts Receivable                                      3,473       (1,387)
    Inventories                                            (10,043)     (10,833)
    Prepaid and deferred expenses                              (96)        (716)
    Accounts payable and accrued expenses                    5,887        3,045
    Other assets/liabilities                                  (700)        (288)
                                                          --------     --------
        Net cash provided by operating activities           10,337          490
INVESTING ACTIVITIES:
  Acquisitions                                             (24,317)     (24,315)
  Seller financing of acquired businesses                      500        2,538
                                                          --------     --------
    Cash paid at closing for acquisitions                  (23,817)     (21,777)
  Purchases of property, plant and equipment, net           (5,374)      (3,156)
  Other                                                         (7)         (37)
                                                          --------     --------
        Net cash used in investing activities              (29,198)     (24,970)
FINANCING ACTIVITIES:
  Borrowings under Senior Debt                              50,000            -
  Issuance costs paid on Senior Debt                          (751)           -
  (Repayment) Borrowings of term loans                     (10,067)         213
  Net repayments under revolving lines of credit           (20,000)      (4,380)
  Repayments of seller financing of acquired businesses     (2,431)        (644)
  Issuance of common stock, net of offering costs                -       31,949
  Proceeds from employee stock purchase plan                    86            -
  Exercise of stock options, including tax benefits          1,736          310
  Purchase of treasury stock                                (1,292)           -
  Other                                                       (168)        (136)
                                                          --------     --------
        Net cash provided by financing activities           17,113       27,312
                                                          --------     --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                               (1,748)       2,832
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                        3,494          357
                                                          --------     --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                           $  1,746     $  3,189
                                                          --------     --------
                                                          --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
    Cash paid for interest                                $  1,728     $  2,025
                                                          --------     --------
                                                          --------     --------

    Cash paid for income taxes                            $  4,331     $  2,876
                                                          --------     --------
                                                          --------     --------


            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1996




1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited, however, the balance sheet at October 31, 1995 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the nine-month periods ended July 31, 1996 and 1995, the Company's financial position at July 31, 1996 and October 31, 1995, and the cash flows for the nine-month periods ended July 31, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The operating results for the third quarter and for the nine-month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the entire year.


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


3.   LONG-TERM DEBT

Long-term debt consists of the following at July 31, 1996:                                       (In thousands)
Bank Debt

     Senior Notes - Various terms (average maturity of seven years), final maturity of
     April 15, 2006 with an average interest rate of 7 1/8%                                         $50,000

     Revolving credit note due January 15, 2001; interest is due quarterly at LIBOR rate plus 0.50% to 1.00%, or at a base rate (defined in the
     agreement).  At July 31, 1996, the average interest rate on advances was 6 1/8%                  5,000
Seller Financing of Acquired Businesses - Various terms, interest rates ranging from 8% to 9%         2,254
Other, including capital leases                                                                         656
                                                                                                    -------
                                                                                                     57,910
Less Current Maturities                                                                                (786)
                                                                                                    -------
Long-term Debt                                                                                      $57,124
                                                                                                    -------
                                                                                                    -------

NOTE 4.   ACQUISITIONS - COMPLETED

In June 1996, the Company entered into an agreement to acquire substantially all of the assets of California Roofers Supply, a division of Star, Inc., which is headquartered in Hayward, California. The acquisition was completed on July 1, 1996 for a purchase price of $13.8 million and included the operations of eight branches in both Northern and Southern California. The purchase is subject to certain post closing adjustments and was paid with cash.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales. All percentages are before the one-time extraordinary charge.


                                             (In thousands except per share amounts)

                                          Three Months Ended        Nine Months Ended
                                         --------------------      --------------------
                                         July 31,     July 31,     July 31,     July 31,
                                          1996         1995         1996         1995
                                         -------      -------      -------      -------
 Net Sales                               100.0%        100.0%       100.0%       100.0%
 Cost of Sales                            80.4          81.6         80.4         80.9
                                         -----         -----        -----        -----

 Gross Profit                             19.6          18.4         19.6         19.1
 Operating Expenses                       14.8          13.6         15.9         15.1
                                         -----         -----        -----        -----

 Income from Operations                    4.9           4.8          3.6          4.0
 Other (Income) Expense                    0.0          (0.1)         0.0         (0.1)
 Interest Expense                          0.6           0.5          0.6          0.7
                                         -----         -----        -----        -----

 Income Before Income Taxes                4.3           4.4          3.0          3.4
 Provision for Income Taxes                1.7           1.7          1.2          1.3
                                         -----         -----        -----        -----

 Income before extraordinary charge        2.6%          2.7%         1.9%         2.1%
                                         -----         -----        -----        -----
                                         -----         -----        -----        -----

- -------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

THIRD QUARTER ENDED JULY 31, 1996 COMPARED TO THIRD QUARTER ENDED JULY 31, 1995

Net sales increased 19.0% from $137.7 million in the three months ended July 31, 1995 to $163.9 million in the three months ended July 31, 1996, an increase of $26.2 million. Same branch sales for the third quarter increased 1.0% or $1.4 million, the remaining $24.7 million in additional sales was contributed from acquisitions and new branch openings. The Company had same branch sales growth for the period of 5.8%, excluding the sales of its Spokane, Washington branch which discontinued sales of commodity wood products at the beginning of the year.

Gross profit for the third quarter increased $6.8 million or 26.8% on higher sales, and as a percentage of net sales increased 1.2% to 19.6% compared to the same period in 1995. Gross profit percentage was affected favorably during the quarter as a result of an improved selling margin and increased purchasing power resulting from the Company's larger operating base.

Operating expenses increased 29.4% from $18.7 million in the 1995 period to $24.2 million in the 1996 period and increased as a percentage of net sales from 13.6% to 14.8%. Operating expenses include both branch operations expenses as well as corporate overhead costs and increased primarily as a result of acquisitions and new branch openings. As a percentage of sales, the increase is due to higher costs associated with increased millwork and tile sales in the West and higher outbound truck and freight expenses due to rising delivery costs.

Income from operations increased 21.2% from $6.6 million in the 1995 period to $8.0 million in the 1996 period, and increased as a percentage of net sales from 4.8% to 4.9%.

As a result of the above factors, income before income taxes increased 14.8% from $6.1 million in the 1995 period to $7.0 million in the 1996 period. Income before the extraordinary charge increased 10.5% from $3.8 million in the 1995 period to $4.2 million in the 1996 period. Income before the extraordinary charge as a percentage of net sales decreased from 2.7% in the 1995 period to 2.6% in the 1996 period. Earnings per share before the extraordinary charge increased $.05 per share to $.45 per share on 9,255,000 shares outstanding.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

Net sales increased 17.8% from $355.6 million in the nine months ended July 31, 1995, to $419.0 million in the nine months ended July 31, 1996, an increase of $63.4 million. Acquisitions and new branches contributed additional sales for the nine month period ended July 31, 1996 of $56.7; while same branch sales for the period increased $6.7 million or 1.9%. The Company had same branch sales growth for the nine months ended July 31, 1996 of 6.5%, which excludes the sales of its Spokane, Washington branch, which discontinued sales of commodity wood products at the beginning of the year. This sales growth continues to reflect the benefits of acquisitions, introduction of new product lines to acquired locations and branches located in areas of the country with good economic conditions, primarily the Southwest and Southeast.

Gross profit for the nine month period increased 20.5%, and as a percentage of net sales increased from 19.1% in the 1995 period to 19.6% in the 1996 period. The increase in gross profit resulted from an improved selling margin and greater purchasing power from the Company's larger operating base.

Operating expenses increased 24.0% from $53.8 million in the 1995 period to $66.7 million in the 1996 period, and increased as a percentage of net sales from 15.1% to 15.9%. The dollar increase in operating expenses resulted primarily from acquisitions and new branches. As a percentage of sales, the increase was due to higher operating costs in the second and third quarter associated with sales mix and delivery costs.

Income from operations increased 7.0% from $14.2 million in the 1995 period to $15.2 million in the 1996 period and decreased as a percentage of net sales from 4.0% to 3.6%. The decrease in income from operations as a percentage of net sales was caused by an increase in gross profit percentage of 0.5% of sales offset by an increase in operating expenses of 0.8% of sales.

As a result of the above factors, income before income taxes increased 7.6% from $11.8 million in the 1995 period to $12.7 million in the 1996 period. Income before the extraordinary charge increased 5.4% from $7.4 million in the 1995 period to $7.8 million in the 1996 period, and income before the extraordinary charge as a percentage of net sales decreased from 2.1% to 1.9% during the nine month period. Earnings per share before the extraordinary charge decreased $.03 per share from $.88 per share in the 1995 period to $.85 per share in the 1996 period on 9.8% more shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. During the second quarter, the Company completed a $50 million private issue of Senior Notes which is described in the notes to the accompanying interim financial statements. The Company had $57.1 million of long-term debt, less current maturities, outstanding as of July 31, 1996, consisting of the senior notes, a revolving credit note and other debt facilities.

Net cash generated from operating activities was $10.3 million for the nine months ended July 31, 1996 compared to net cash generated from operations of $.5 million for nine months ended July 31, 1995.

Capital expenditures were $5.4 million and $3.2 million for the nine months ended July 31, 1996 and 1995, respectively. The Company has budgeted $5.7 million for capital expenditures in fiscal 1996 relating to its current operations, including property, plant and equipment additions and replacements. The Company's fiscal 1996 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

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

     (b)  Reports on Form 8-K

     During the quarter ended July 31, 1996, the Registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                     (Registrant)




Date: September 13, 1996            /s/ F. Dixon McElwee
     ---------------------         -------------------------------------------
                                        F. Dixon McElwee
                                        Vice President/Chief Financial Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX





EXHIBITS                                                              PAGE NO.


11        Computation of Earnings per Share                               15