Form 10-K405
period 1996-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1997-01-28
CIK 918858

-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                    ___________________________________

                               FORM  10-K
(Mark One)
   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
          For the fiscal year ended October 31, 1996 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the transition period from __________ to ______________

                       COMMISSION FILE NUMBER 0-23442
                        ___________________________

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
           (Exact name of Registrant as specified in its charter)


              GEORGIA                                  58-1984957
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

 11651 PLANO ROAD, DALLAS, TEXAS                         75243
(Address of principal executive offices)               (Zip Code)

                                214-860-5100
            (Registrant's telephone number, including area code)
                       ___________________________


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                                              COMMON STOCK
                                                            (Title of Class)

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                   -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (6,736,885 shares) on January 23, 1997: $91,790,058.

     The number of shares of Common Stock of the Registrant outstanding as of January 23, 1997 was 9,059,721 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held March 4, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1996.

-------------------------------------------------------------------------------

                                   PART I

ITEM 1.  BUSINESS

GENERAL

    Cameron Ashley Building Products, Inc., (together with its subsidiaries Wm. Cameron & Co. ("Cameron") and Ashley Aluminum, Inc. ("Ashley"), the "Company") is a national distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work and in new residential construction. The Company's product lines include roofing, millwork, pool and patio enclosure materials, insulation, siding, steel products, industrial metals and a variety of other building materials. The Company estimates that approximately 58% of its total sales are currently made to the home improvement and the remodeling and repair markets and that approximately 42% of its total sales are made to the new construction market. The Company distributes its products through its extensive 107-branch network to independent building materials dealers, professional builders, large contractors and mass merchandisers but does not target individual homeowners directly. As a result of its successful expansion program, the Company currently operates distribution facilities in 29 states and serves markets in 45 states and parts of Mexico and Canada.

HISTORY OF THE BUILDING MATERIALS DISTRIBUTION CHANNEL

    Prior to the 1970's, building materials distribution in both rural and metropolitan markets was handled largely by independent dealers (i.e., lumberyards and hardware stores). These dealers, who generally purchased their products from distributors, sold building products directly to homeowners and small contractors as well as to large contractors and homebuilders.

    The advent of mass merchandisers, such as Home Depot and Lowe's, in the late 1970's and 1980's altered this distribution channel dramatically in metropolitan markets as these retailers displaced many metropolitan dealers. A core strength of these mass merchandisers was marketing a broad range of competitively priced home improvement and do-it-yourself products to the homeowner and small contractor. Accordingly, independent building materials distributors, who traditionally sold building products to metropolitan dealers, redirected their efforts and worked to (i) sell directly to large contractors and homebuilders in metropolitan markets, and (ii) provide mass merchandisers with fill-in and specialty products that mass merchandisers would not stock in their retail inventory.

    This distribution structure remains in place today. In metropolitan areas, mass merchandisers primarily sell products to retail customers such as homeowners and small contractors. In rural areas, dealers (lumberyards and hardware stores) sell products to homeowners and small contractors as well as to large contractors and professional homebuilders. Independent building products distributors, such as the Company, and major manufacturers, such as Georgia Pacific and Weyerhaeuser, do not sell directly to retail customers. Instead, they distribute products to (i) professional homebuilders and contractors in metropolitan markets, (ii) dealers in rural markets, and (iii) mass merchandisers in metropolitan areas.

INDUSTRY OVERVIEW

    According to NATIONAL HOME CENTER NEWS, U.S. wholesale sales by the top 145 building products distributors were approximately $27.5 billion in 1995 compared to $27.7 billion in 1994. The building products distribution industry is fragmented and characterized by a large number of small local or regional distribution companies and a small number of major corporations with national distribution capability. Many distributors are privately owned, relationship based companies that emphasize service, delivery and reliability to their customers. As a result of their small size, however, these companies generally lack the purchasing power of a larger entity, may lack the resources to offer multiple brands and broad lines of products and may not possess sophisticated inventory management and control systems necessary to operate efficiently in multiple branches. Management believes that the competitive environment faced by small distributors, coupled with the desire of many owners of such distributors for liquidity, has prompted a trend toward industry consolidation and that such consolidation offers significant opportunities to expansion-oriented distributors such as the Company.

INDUSTRY CONSOLIDATION

    The consolidation trend in the industry is supported and driven by both
(i) the benefits to major building products manufacturers and (ii) the mass merchandisers' desire for nationwide servicing of their retail stores. The advent of emerging national building products distributors, such as the Company, is creating an opportunity for building products manufacturers to negotiate national or regional supply arrangements with targeted distributors. Management believes that building products manufacturers have begun to recognize that reliance on targeted national distributors helps the manufacturers improve their mix of higher margin products, control inventory costs, lessen credit risk and maintain product availability over a broad territory. Management expects that the evolution of this trend will enable large distributors to expand their services and receive competitive pricing and purchasing terms from manufacturers.

    Management also believes that as mass merchandisers gain retail market share and seek to control their inventory costs on non-commodity and specialty products, these companies will become more important customers to the Company. The Company is increasingly able to offer these mass merchandisers a reliable supply of fill-in and specialty products on a nationwide basis. This value-added service enhances the mass merchandisers' ability to (i) offer their retail customers, particularly the small contractor, the broadest possible selection of building products and (ii) manage their retail store inventories.

COMPANY STRATEGY

  GENERAL

    The Company's primary strategic objective is to establish a leading national distribution network for a broad range of building products. The principal elements of the Company's strategy include expanding its revenue base through selective acquisitions, improving the performance of acquired businesses and increasing the profitability of existing operations. By pursuing these initiatives, the Company seeks to: (i) achieve growth and profitability superior to its competition; (ii) provide building products manufacturers with unified nationwide distribution capabilities; and (iii) expand its distribution network to serve mass merchandisers of building materials and home improvement products.

  ACQUISITION PROGRAM

    In evaluating expansion opportunities, the Company generally seeks to acquire distributors in order to enter markets in which the Company does not have a presence or enable the Company to expand its product lines in existing markets. The Company complements its acquisition activity by selectively opening new branches. After acquiring or opening a new location, the Company concentrates on expanding product lines offered at the location and improving the location's operational efficiency. Since its formation in 1991, the Company has completed 24 acquisitions and has grown from 40 branches as of December 31, 1991 to 107 branches as of October 31, 1996.

    In January and March of 1993, the Company acquired certain Midwestern distribution businesses from Owens-Corning Fiberglas Supply which established its presence in Chicago, Detroit, Atlanta and Charlotte and added increased distribution capacity in Dallas/Fort Worth. Through these acquisitions the Company also added Owens-Corning Fiberglass Corporation ("Owens-Corning") insulation and related items to its product lines in many of the Company's existing operations.

    In August 1994 and November 1994, Company acquired the Distribution Division of Bird Incorporated ("Bird Distribution"), establishing a substantial presence in New England and adding to its operations in the Midwest, Southeast and Southwest. The Bird Distribution acquisition added to the Company's purchasing power and established a relationship with Bird Incorporated, a large manufacturer of roofing products. In December 1994, the Company acquired the assets of CA Co. The CA Co. acquisition brought the Company into the Pacific Northwest, adding branches in Washington and western Idaho.

    In May 1995, the Company acquired the assets of Warehouse Moulding and Door Corporation (dba Albuquerque Door), enhancing its two existing branches in the New Mexico market. In June 1995, the Company acquired the assets of States Dealer Supply, Inc. initiating operations in the Oregon market. In September 1995, the Company acquired certain assets of Star, Inc. establishing a presence in Utah and adding to its operations in Oregon and Arizona.

    In March 1996, the Company acquired certain assets of a distribution division of Premdor, Inc. in Ogden, Utah, establishing a millwork presence in Utah. In May 1996, the Company acquired the assets of Jett Supply Co., initiating operations in Colorado and enhancing its two existing branches in Chicago, Illinois and Houston, Texas. In May 1996, the Company acquired the assets of Mile High Roofing & Exterior Supply Co., enhancing operations in Colorado with locations in Loveland, Denver and Colorado Springs. In July 1996, the Company acquired the assets of California Roofers Supply, a division of Star, Inc., initiating operations in California with eight locations. In September 1996, the Company acquired the assets of Dependable Roofing & Materials, establishing a presence in Palm Springs, California.

    The pro forma information on acquisitions is discussed in Note 3 of the financial statements.

  OPERATING STRATEGY

    The Company's operating strategy is focused on integrating acquired businesses and improving the performance of acquired businesses and of the Company's existing operations. Key elements of the Company's operating strategy include the following:

    CAPITALIZE ON PURCHASING ECONOMIES. The Company generally negotiates with its vendors on a company-wide or regional basis to obtain volume discounts and other favorable terms. Individual branch managers are responsible for selecting and ordering inventory tailored to the varied needs of customers in their local markets. As a significant customer to many of its vendors, the Company is able to obtain competitive pricing and purchasing terms, ensure timely delivery of products and maintain appropriate inventory availability. See "Business -- Purchasing."

    CENTRALIZE MANAGEMENT INFORMATION SYSTEMS AND ADMINISTRATION. The Company maintains centralized computer systems to support decision making throughout the organization. The Company's branches are equipped with on-line, real time management information systems. Acquired branches are converted to the Company's systems either at the time of acquisition or shortly thereafter. The Company's management information systems enable management to control and monitor inventory levels, perform invoicing and order entry, establish delivery routes and schedules and monitor sales and profitability by branch. Each branch is, therefore, able to respond to specific customer needs and overall market demand quickly and to monitor the effects of actions or decisions on performance and profitability as they occur. Corporate management is able to monitor branch and regional performance by utilizing the same system. The Company has also centralized many administrative functions, such as employee benefits, insurance, audit, human resources, accounting and legal, both to achieve economies of scale and to help branch managers remain focused on maximizing profitability of their locations. The Company utilizes electronic data interchange ("EDI") as a means of facilitating the order process with its major suppliers and plans for additional expansion to include larger customers.

    DECENTRALIZE OPERATIONS. The Company has adopted a decentralized operating philosophy to maximize the Company's responsiveness to its customers' varied needs and to give the Company's branch managers a sense of responsibility and accountability for the performance of their own operations and the Company as a whole. While the Company negotiates price and purchase terms on a company-wide or regional basis and uses central management information systems to achieve economies of scale unavailable to smaller competitors, each branch manager is responsible for selecting and ordering inventory to meet the needs of his customers and for creating localized sales promotions and marketing programs. Further, each branch manager has individual profit-and-loss responsibility for his branch and receives incentive compensation based primarily upon the profitability and return on working investment of his branch.

    BROADEN PRODUCT LINES. The Company develops long-term relationships with its customers by providing them with a broad range of products at competitive prices. By broadening product lines, the Company improves the overall product mix available to its customers and seeks to enhance gross profit margins by adding higher-margin specialty products to its branches. Acquired branches, in particular, historically have had lower margin product lines than those generally offered by the Company and have had a higher percentage of direct shipments. Distribution of a wide variety of products also reduces shipping costs by allowing delivery of more products per truckload, assists dealers and mass merchandisers in managing their inventory burdens through greater reliance on the Company and enables dealers to provide "one-stop shopping" for customers with a variety of product needs. Products offered by each branch vary according to market, geographic location and customer needs. Management continually seeks opportunities to broaden the Company's product lines through acquisitions of distributors offering complementary product lines and by establishing relationships with additional vendors.

    DIVERSIFY MARKETS. The Company has established a presence in a substantial portion of the United States. As a result, the Company's financial performance is not tied to a single geographic region's economy or other characteristics. The diversity of the Company's customer base and the wide variety of applications for the Company's products also decrease the impact of a downturn in demand in any particular market segment. The Company works to benefit further from its diversified markets by tailoring product offerings at the Company's branches to local demand and market conditions. The risks posed by the cyclical new residential construction market are mitigated by the Company's participation in the less cyclical residential rehabilitation and remodeling market.

  FUTURE EXPANSION

    Management believes that the building products distribution industry is poised for further consolidation in response to the competitive disadvantages faced by small distributors and the increasing demand by mass merchandisers and building products manufacturers for larger, more efficient distributors. The industry is characterized by a large number of small local or regional distribution companies and a small number of major corporations with national distribution capability. Many independent distributors (i.e. distributors that are not controlled by building products manufacturers or mass merchandisers) are privately owned, relationship-based companies that emphasize service, delivery and reliability to their customers. Management believes that the competitive environment faced by small distributors, coupled with the desire of many owners of such distributors for liquidity, has prompted a trend toward industry consolidation that offers significant opportunities for expansion oriented distributors such as the Company. Management intends to pursue further expansion of the Company's distribution network and product lines through selective acquisitions and internal growth and, in the process, to complete the Company's national distribution network. Management believes that this expansion will position the Company to realize fully the economies of scale and other efficiencies available to a nationwide distributor.

    The Company has worked to develop, build and implement a corporate infrastructure to support continued growth and makes extensive use of computer information systems, including EDI, to support decision making throughout its organization. Management believes that existing systems will, with upgrades underway currently, readily support additional branches and new services.

PRODUCTS

    The Company distributes a variety of building products to independent dealers, professional builders, contractors and mass merchandisers. Its principal products and markets are described below.

    ROOFING PRODUCTS. Shingles, felt, roof tile, commercial roll roofing, coatings, asphalt, flashings, vents and other roofing products are distributed to residential and commercial roofing contractors and dealers, including lumberyards and, to a lesser extent, mass merchandisers. Principal brands of roofing products include Owens-Corning, GAF, CertainTeed, Monier, Genstar, Bird Incorporated and Elk. Management believes the Company is one of the largest roofing products wholesalers in the United States.

    MILLWORK. Millwork includes doors, door units and component parts, molding, windows, stair parts, blinds, shutters and screens, which are distributed to dealers, contractors and builders in the residential construction industry. The Company's major millwork lines include ThermaTru (residential entry doors), Abitibi (prefinished moldings, shutters and architectural work), Steves & Sons and Premdor (flush doors), and a variety of other regional suppliers.

    The Company also pre-hangs door units for residential builders and dealers. Millwork is distributed at branches located primarily in the Southwest, Northeast and Northwest.

    POOL AND PATIO ENCLOSURE PRODUCTS. Pool and patio enclosure products include aluminum extrusions, roof panels, gutters, coil, screen, awnings, handrails and various other exterior aluminum building products. These products are sold by the Company to residential contractors and installers, who use them in construction of pool enclosures, screen rooms, mobile home improvement projects, carports and roof-over applications. Pool and patio enclosures are widely used in Florida and along the Gulf Coast. Approximately 81% of the pool and patio enclosure product line is purchased from a variety of suppliers for redistribution by the Company. The remaining 19% consists of roll-formed roof panels, gutters and fold-down window awnings fabricated by the Company. The Company's fabrication capability allows it to produce a variety of sizes and styles on an as-needed basis to control inventory costs or fill custom orders. Management believes the Company is Florida's largest distributor of pool and patio enclosure products.

    INSULATION. The Company distributes a broad line of insulation materials to contractors and dealers. Principal brands distributed by the Company include Owens-Corning and CertainTeed products that are used in both residential and commercial applications.

    WOOD PRODUCTS. Plywood, siding, shelving, brown board, cabinet lumber and paneling are distributed to dealers throughout the Southwest, Northeast and Northwest. These products complement the other product lines offered by the Company. The Company does not sell framing lumber products.

    STEEL PRODUCTS. Steel products include rebar, mesh, corrugated metal, nails, fencing and pneumatics that are distributed to dealers primarily in the Southwest. Steel products complement the other construction product lines offered by the Company.

    INDUSTRIAL METALS. Industrial aluminum and stainless steel products fall primarily into two categories: extrusions and sheet. These products are purchased by sheet metal businesses, fabricators and manufacturers for use in a variety of products. The Company purchases extruded products for distribution, while third party processors and the Company cut sheet products from coils to standard specifications. In addition, the Company has the ability to cut sheet products to individual specifications.

    VINYL SIDING. Vinyl siding consists of siding, soffit and accessories. The Company purchases vinyl siding from several industry leaders and distributes the product to builders, contractors, and mass merchandisers. In addition, the Company sells trim coils, shutters, J blocks, gable, vents, columns, rainware, doors and windows to complement this product line.

    OTHER BUILDING PRODUCTS. The Company distributes a variety of building materials such as stucco, aluminum siding, polyethylene, fireplaces, ceiling tiles, grids, skylights, gutters, sheet rock, nails and fasteners to dealers, contractors and builders. The product mix offered by each branch is tailored to the demands of its local market. No other product category in this grouping accounts for more than 5% of the Company's sales.

    The following charts depict the Company's fiscal 1996, 1995 and 1994 net sales by product type:

                                FISCAL 1996

                                [PIE CHART]

Roofing                  36%
Industrial Metals         6%
Vinyl Siding              5%
Insulation                6%
Millwork                 10%
Pool & Patio Enclosures  11%
Wood                      5%
Other Building Products  21%

                                FISCAL 1995

                                [PIE CHART]

Roofing                  31%
Industrial Metals         8%
Vinyl Siding              4%
Insulation               10%
Millwork                 10%
Pool & Patio Enclosures  13%
Wood                      8%
Other Building Products  16%

                                FISCAL 1994

                                [PIE CHART]

Roofing                  29%
Industrial Metals        10%
Insulation               13%
Millwork                 11%
Pool & Patio Enclosures  20%
Wood                      4%
Other Building Products  13%

PURCHASING

    The Company generally negotiates the price and other purchase terms with its vendors on a company-wide or regional basis. The Company negotiates large block purchases of millwork, pool and patio and commodity products centrally to capture purchasing economies. Branch or regional managers are responsible for inventory selection and ordering on terms negotiated centrally, so that the Company remains responsive to local market demand. Branch managers are also responsible for inventory management.

    Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. The Company is a party to distribution agreements with Owens-Corning, CertainTeed and Bird Incorporated appointing the Company as a distributor of certain of their respective products on an exclusive or non-exclusive basis, depending on the product and the territory involved. The agreements also provide certain price protections for products purchased by the Company from these suppliers.

SALES AND MARKETING

    The Company's marketing programs center on fostering strong customer relationships and providing superior service. Marketing activities include frequent scheduled deliveries, a broad range of in-store services, customer training and a variety of marketing programs tailored to customer needs. The Company focuses its marketing efforts primarily on the residential rehabilitation and new housing segments and, to a lesser extent, on the commercial and industrial segments. The Company has a national accounts marketing staff that is responsible for negotiating programs and standards for relationships with mass merchandisers, purchasing cooperatives and manufacturers. Branch sales personnel are responsible for implementing on a local basis the programs negotiated with these customers.

    The Company's sales organization consists of outside field sales personnel who report directly to their local branch manager and are supported by inside customer service representatives at the branch. A substantial portion of the compensation for salespersons takes the form of bonus and commission payments, and branch managers can earn up to 40% of their base salary in bonus if branch performance goals are achieved and can earn additional bonuses measured as a share of the profits of their respective branches if such goals are exceeded.

BRANCH OPERATIONS

    The Company distributes products through its current network of 107 branches, which are strategically located to provide prompt delivery and responsive customer service. The Company utilizes a decentralized management structure that emphasizes individual branch profit-and-loss responsibility and seeks to maximize the benefits of its local market presence. A branch is typically comprised of warehouse and receiving space, secure outdoor holding space and office space. Local sales efforts are coordinated and supported at the branches. The bulk of the remaining branch activities relate to receiving, storing and delivering building products.

    All branches are equipped with on-line, real time management information systems that allow them to control and monitor inventory levels, perform invoicing and order entry, and establish delivery routes and schedules. Management also uses the Company's management information systems to monitor sales and profitability by branch. The Company employs EDI capability to enhance its ability to serve the needs of mass merchandisers and national manufacturers. The Company continually monitors systems capacity and function and adds additional capacity as necessary to support the Company's continued growth.

    Some of the Company's branches are organized into a formal "hub and spoke" system, with large branches supporting smaller branches or mini-branches. Even where a formal "hub and spoke" system has not been implemented, full-line metropolitan branches typically provide fill-in service to smaller and rural branches. Metropolitan branches are typically larger in square footage and generally stock a full line of products, while the product mix at rural branches is typically more limited and market specific.

    The Company establishes and maintains overall credit policy and terms at the corporate level. Branch managers are generally responsible, within the Company's policy, for overseeing the extension of credit and the collection of past due accounts up to 60 days. The Company's central credit function assists branches with major accounts, collects past due accounts beyond 60 days and determines overall credit lines and credit approval. The Company obtains lien rights and security interests where appropriate to provide security for larger accounts. Management keeps credit lines reasonable with respect to customer needs and financial resources and maintains a low tolerance for exceeding amounts or terms. As a result, the Company's bad debt expense totaled approximately 0.34% of net sales in fiscal 1996.

CUSTOMERS

    The Company distributes products to a large number and variety of independent building material dealers, professional builders, contractors, mass merchandisers and others. The following charts illustrate the percentages of the Company's fiscal 1996, 1995 and 1994 net sales attributable to the Company's various types of customers:

                                FISCAL 1996

                                [PIE CHART]

Contractors              59%
Dealers                  22%
Mass Merchandisers       11%
Builders                  4%
Other                     4%


                                FISCAL 1995

                                [PIE CHART]

Contractors              54%
Dealers                  29%
Mass Merchandisers        7%
Builders                  4%
Other                     6%


                                FISCAL 1994

                                [PIE CHART]

Contractors              52%
Dealers                  34%
Mass Merchandisers        5%
Builders                  5%
Other                     4%



COMPETITION

    The Company's competition varies by product line, customer classification and geographic market. The Company competes with many local and regional building products distributors. The Company also competes with major corporations with national distribution capability, such as Georgia-Pacific, Weyerhaueser and other product manufacturers that engage in direct sales; however, the Company also acts as a distributor for certain products of these manufacturers. The Company sells products to large home center chains such as Builders Square, Eagle Home Centers, Home Depot and Lowe's. The Company generally does not sell to homeowners and small contractors and does not, except in limited circumstances and locations, compete for those sales.

    Management believes that the Company's target customers generally select building products distributors on the basis of product availability, customer relationships, service and delivery, geographic coverage, responsiveness and credit availability. In the opinion of management, the Company competes effectively on each of these bases. The Company utilizes its purchasing power with major suppliers to obtain products at prices more favorable than its smaller competitors. The Company's relative size also permits it to attract experienced sales and service personnel and gives the Company the resources to provide company-wide sales, product and service training programs. By working closely with its customers and utilizing the Company's information systems, the Company's branches are able to maintain appropriate inventory levels and are well positioned to deliver completed orders on time.

ENVIRONMENTAL

    The Company is subject to federal, state and local environmental laws and regulations. Management believes the Company is in material compliance with applicable laws and regulations governing the discharge of hazardous waste into the environment.

EMPLOYEES

    As of October 31, 1996, the Company had 1,562 employees, including 90 corporate and administrative personnel and 1,472 branch employees. At the branch level, a total of 1,155 people were employed as warehouse and manufacturing personnel, truck drivers, office staff and labor supervisors; and 317 were employed as branch managers and sales personnel. See "Business -- Sales and Marketing." Unions represent a total of approximately 49 hourly workers at the Company's Chicago, Detroit, San Antonio, New York City, Hauppauge (New York) and Houston facilities. The Company has not experienced any work stoppages. The remainder of the Company's employees are not represented by a union or a collective bargaining unit. Management considers the Company's employee relations to be satisfactory.

TRADENAMES

    The Company has previously operated under various tradenames in the markets it served, often retaining the name of an acquired business to preserve its local identification. In November 1995, the Company converted all existing branch operations at both Cameron and Ashley to the primary tradename "Cameron Ashley Building Products". New acquisitions typically convert to the primary tradename within 6 to 12 months after the purchase date. The tradenames under which the Company has previously operated include the following: Albuquerque Door, Atlantic Building Products Company, California Roofers Supply, CA Co., California Roofers Supply, Cameron Supply, Chesapeake Building Supply, Chicago Supply, Greater Louisville Aluminum Company (GLACO), Jett Supply, Metro Roofing Supply, Midwest Thermal Products, Midwest Insulation & Roofing, Midwest Insulation & Siding, Mile High Roofing & Exterior Supply, New York Building Products, PK Supply, Southland Building Products, Southwest Express, Southwest Roofing Supply, States Dealer Supply, Thunderbird Steel, United Wholesale Distributors, Westar Building Materials, Whitewater Building Products, Wholesale Building Supply and Zaglin Wholesale. Many local branches will continue to use certain of these names as secondary tradenames to maintain the associated goodwill.

    The operations of the Cameron and Ashley subsidiaries are identified by the designations "Cameron Division" and "Ashley Division", respectively, where appropriate.

SEASONALITY

    The Company's first quarter and, to a lesser extent, its second quarter, are typically adversely affected by winter construction cycles and weather patterns as the level of activity in both the home improvement and new construction markets decreases. The Company has a concentration of locations in the sunbelt states, which can offset to some degree the effects of winter weather in other states. Management closely monitors operating expenses and inventory levels during seasonally affected periods and, to the extent possible, controls variable operating costs.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are Ronald R. Ross, Walter J. Muratori, J. Curtis Baker, John H. Bradberry, C. Steven Gaffney, F. Dixon McElwee, J. Harrell Spivey, John S. Davis and Thomas R. Miller.

    RONALD R. ROSS (age 44) has been a director of the Company since 1994. Mr. Ross has served as Chief Executive Officer since September 1996, as Chairman of the Board and a director of the Company since February 1994 and as President, Chief Executive Officer and a director of Wm. Cameron & Co. ("Cameron"), a subsidiary of the Company, since December 1991. Mr. Ross was Vice President, Operations of the Cameron Wholesale division of CertainTeed Corporation, a building products manufacturer, from September 1987 to September 1991 and served as Vice President and General Manager of the division until its sale to Cameron in December 1991.

    WALTER J. MURATORI (age 53) has been a director of the Company since 1994. Mr. Muratori has served as President and a director of the Company since February 1994 and as President and a director of Ashley Aluminum, Inc. ("Ashley"), a subsidiary of the Company, since October 1991 and from 1986 to 1989. From 1989 to 1991, Mr. Muratori served as President of Talquin Building Products, Inc., a division of Florida Progress Corporation and the parent of Ashley. From 1970 to 1986, Mr. Muratori held various sales and management positions at Ashley.

    J. CURTIS BAKER (age 57) has served as Executive Vice President of Cameron since February 1995. He served as a Regional Vice President of Cameron from 1991 to February 1995. Prior to the formation of Cameron in 1991, Mr. Baker was a Regional Manager for the Cameron Wholesale division of CertainTeed Corporation.

    JOHN H. BRADBERRY (age 46) has served as Executive Vice President of Cameron since August 1996. Prior thereto, he served as Vice President - Chief Accounting Officer of the Company from June 1995 to August 1996 and as Vice President - Finance of the Company from December 1991 to June 1995. From December 1991 to August 1996, Mr. Bradberry also served as Chief Financial Officer of Cameron.

    C. STEVEN GAFFNEY (age 48) has served as Vice President of the Company since 1994 and as Executive Vice President of Ashley since 1991. He served as President of Ashley from 1989 to 1991 and as its Vice President from 1986 to 1989. From 1971 to 1986, Mr. Gaffney held various sales and management positions with Ashley.

    F. DIXON MCELWEE (age 50) has served as Vice President - Chief Financial Officer of the Company and Executive Vice President - Administration of Cameron since June 1995. Prior to joining the Company, Mr. McElwee was employed as Managing Director of Meridian Capital from 1992 to June 1995 and as Managing Director of Quest Capital from 1990 to 1992, each an investment banking firm.

    J. HARRELL SPIVEY (age 57) has served as Executive Vice President of Cameron since February 1995. He served as a Regional Vice President of Cameron from 1991 to February 1995. Prior to the formation of Cameron in 1991, Mr. Spivey was a Regional Manager for the Cameron Wholesale division of CertainTeed Corporation.

    JOHN S. DAVIS (age 40) has served as Vice President - General Counsel and Secretary of the Company since 1994. He was employed as Associate Counsel - Mergers and Acquisitions of Electronic Data Systems Corporation (EDS) from 1990 to 1994.

    THOMAS R. MILLER (age 47) has served as Vice President - Human Resources of the Company since December 1994. From 1980 until December 1994, Mr. Miller served as Managing Director of Employee Relations for American Airlines, Inc.

ITEM 2.  PROPERTIES

    The Company operates both owned and leased branches in 29 states. Its facilities range in size from approximately 15,000 to 150,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales, manufacturing and administrative purposes. The Company's corporate offices are located at a leased office facility near its Dallas, Texas branch. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 9 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

    None of the Company's owned real properties are subject to any major encumbrances.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is involved in routine litigation and proceedings in the ordinary course of its business. Management believes that pending litigation matters would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted for a vote of security holders during the fourth quarter ended October 31, 1996.

                                  PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company trades on the Nasdaq National Market System under the symbol "CABP". The following table sets forth, for the Company's fiscal periods indicated, the high and low last sale price per share for the Common Stock, as reported on the Nasdaq National Market System.

                                        HIGH         LOW
                                       -------     -------
    FISCAL 1996
    First Quarter...................   $10.625     $ 7.500
    Second Quarter..................     9.937       7.750
    Third Quarter...................    13.125       9.750
    Fourth Quarter..................    13.750      10.125


                                        HIGH         LOW
                                       -------     -------
    FISCAL 1995
    First Quarter...................   $18.750     $13.750
    Second Quarter..................    16.250      10.250
    Third Quarter...................    14.375      10.000
    Fourth Quarter..................    13.250       7.500


    As of January 6, 1997, there were approximately 69 holders of record of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Credit Agreement restricts the payment of cash dividends without the prior approval of NationsBank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

    On April 1, 1996, the Company completed the sale of $50 million of Senior Notes through a private placement of such securities conducted on a best efforts basis by Dillon, Read & Co. Inc. and NationsBank Capital Markets, Inc. The Senior Notes were sold in four tranches, with maturities ranging from April 15, 2001 to April 15, 2006 and bearing interest at rates ranging from 6.79% to 7.61% per annum. Total commissions payable to the placement agents were $650,000.

    The purchasers of the Senior Notes consisted of a small group of institutional investors. The sale of Senior Notes was conducted as a limited offering to accredited investors under the provisions of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, and was therefore exempt from registration thereunder.


ITEM 6.  SELECTED FINANCIAL DATA

                           SELECTED FINANCIAL DATA

    The selected financial data presented below as of October 31, 1996, 1995, 1994, 1993 and 1992 and for each of the five fiscal periods ended October 31, 1996, have been derived from audited consolidated financial statements of the Company. The historical data set forth below should be read in conjunction with the consolidated financial statements of the Company, together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                         FISCAL PERIOD ENDED OCTOBER 31,
                                          -------------------------------------------------------------
                                            1996          1995        1994          1993         1992
                                          ---------    ---------    ---------    ---------    ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Net sales............................   $ 604,710    $ 503,691    $ 296,268    $ 224,014    $ 147,157
  Cost of sales........................     485,595      408,528      234,367      173,890      113,448
                                          ---------    ---------    ---------    ---------    ---------
    Gross profit.......................     119,115       95,163       61,901       50,124       33,709
  Operating expenses...................      95,705       76,123       45,869       37,982       26,302
                                          ---------    ---------    ---------    ---------    ---------
  Income from operations...............      23,410       19,040       16,032       12,142        7,407
  Interest expense.....................       3,910        3,376        2,333        2,983        2,637
  Other (income) expense...............         (16)        (196)        (367)         111          (68)
                                          ---------    ---------    ---------    ---------    ---------
  Income before income taxes...........      19,516       15,860       14,066        9,048        4,838
  Provision for income taxes...........       7,447        5,985        5,366        3,335        1,807
                                          ---------    ---------    ---------    ---------    ---------
  Income before extraordinary charge...      12,069        9,875        8,700        5,713        3,031
                                          ---------    ---------    ---------    ---------    ---------
  Extraordinary charge - early
   extinguishment of debt, net of
   income tax..........................         245            -            -            -            -
                                          ---------    ---------    ---------    ---------    ---------
  Net income...........................   $  11,824    $   9,875    $   8,700    $   5,713    $   3,031
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------
  Net income per share before
   extraordinary charge................   $    1.31    $    1.15    $    1.40    $    1.14    $    0.67
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------
  Net income per share after
   extraordinary charge................   $    1.28    $    1.15    $    1.40    $    1.14    $    0.67
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------
  Weighted average shares outstanding..   9,196,000    8,580,000    6,222,000    5,026,000    4,499,000
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------

                                                                AS OF OCTOBER 31,
                                          -------------------------------------------------------------
                                            1996          1995        1994          1993         1992
                                          ---------    ---------    ---------    ---------    ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Balance Sheet Data:
  Accounts receivable, net.............   $  92,932    $  75,502    $  54,789    $  31,484    $  20,494
  Inventories..........................      64,644       51,780       39,743       29,018       21,889
  Total assets.........................     219,670      175,067      126,083       82,217       61,543
  Accounts payable and accrued
   expenses............................      69,795       51,679       44,212       34,192       26,422
  Long-term debt, less current
   maturities..........................      52,078       38,264       36,606       31,954       25,743
  Stockholders' equity.................      95,609       82,986       43,506       13,695        7,568

Branches at end of period..............         107           93           66           49           39
                                          ---------    ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------    ---------



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The building products industry is affected by various factors including general economic conditions, the level of building activity, weather conditions, the rate of new home construction, interest rates and the availability of credit. A significant portion of the Company's products are sold for use in the home improvement, remodeling and repair market, which is relatively less affected by these factors than the new residential construction market. The Company estimates that approximately 58% of its total sales are currently made to the home improvement and the remodeling and repair markets and that approximately 42% of its total sales are made to the new construction market.

    The Company has experienced substantial improvement in its results of operations since its formation in 1991. These improvements have included significant increases in sales volume and improvement in the Company's operating expenses as a percentage of net sales. The Company's net sales have more than quadrupled from $147 million in fiscal 1992 to $605 million in fiscal 1996.
This net sales growth has been accomplished largely due to the 24 acquisitions completed since October 1992. In addition, increased sales by existing branches and new branch openings have contributed to the Company's growth. Further, the Company's operating expenses as a percentage of net sales have declined from 17.9% in fiscal 1992 to 15.8% in fiscal 1996.

    These positive trends have been partially offset by a declining gross profit margin, which has resulted primarily from the product and sales mix of
acquired businesses.   The businesses acquired by the Company since October 1992
typically either have had product lines consisting of narrow assortments of commodity products or have had a relatively high proportion of products distributed through direct shipments from manufacturers. Both of these characteristics result in lower selling margins and a lower gross profit as a percentage of net sales. In implementing its operating strategy for acquired businesses, management focuses on improving gross profit as a percentage of net sales. This requires the integration of additional product lines, a process that takes time to implement because of market conditions, suppliers' territorial restrictions and conversion of customers' buying requirements and habits. Although the Company historically has been able to improve the gross profit margins of acquired businesses and anticipates further improvements, gross profit as a percentage of net sales will likely remain near current levels with some improvement as product mix, pricing and sales mix improve. Operating expenses, because of the different product and sales mix of acquired businesses, have decreased as a percentage of net sales.

    The net effect of these various factors has been a significant increase in the Company's income from operations from $7.4 million in fiscal 1992 to $23.4 million in fiscal 1996. Income from operations as a percentage of net sales increased from 5.0% in fiscal 1992 to 5.4% in fiscal 1993 and fiscal 1994. However, due to the declining gross profit margin discussed previously, which was not offset by a reduction in operating expenses, income from operations as a percentage of net sales decreased to 3.8% in fiscal 1995 and 3.9% in fiscal 1996.

    The following table sets forth information regarding certain components of net sales for the periods presented in "Selected Financial Data."


                                   FISCAL PERIODS ENDED OCTOBER 31,
                              -----------------------------------------
                              1996     1995     1994      1993     1992
                              -----    -----    -----    -----    -----
Net sales...................  100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales...............   80.3     81.1     79.1     77.6     77.1
                              -----    -----    -----    -----    -----
Gross profit................   19.7     18.9     20.9     22.4     22.9
Operating expenses..........   15.8     15.1     15.5     17.0     17.9
                              -----    -----    -----    -----    -----
Income from operations......    3.9      3.8      5.4      5.4      5.0
Interest expense............    0.7      0.7      0.8      1.3      1.7
Other (income) expense......      -     (0.1)    (0.1)     0.1        -
                              -----    -----    -----    -----    -----
Income before income taxes..    3.2      3.2      4.7      4.0      3.3
Provision for income taxes..    1.2      1.2      1.8      1.5      1.2
                              -----    -----    -----    -----    -----
Income before extraordinary
 charge.....................    2.0%     2.0%     2.9%     2.5%     2.1%
                              -----    -----    -----    -----    -----
                              -----    -----    -----    -----    -----


RESULTS OF OPERATIONS

  FISCAL 1996 COMPARED TO FISCAL 1995

    Net sales increased 20.1% from $503.7 million in 1995 to $604.7 million in 1996. This increase was due in part to 1996 containing a full 12 months of sales from the 27 branches acquired or opened in 1995. These branches along with existing branches contributed $55.1 million of this increase. In addition, branches acquired in 1996 contributed approximately $40.1 million of the total net sales increase of $101.0 million. New branches opened in 1996 contributed approximately $5.8 million of the sales increase.

    Gross profit as a percentage of net sales increased from 18.9% in 1995 to 19.7% in 1996, with an overall increase of $24.0 million or 25.2% in 1996, compared to 1995. The increase in gross profit as a percentage of net sales was due primarily to an emphasis on sales of higher margin products while existing certain less profitable product lines in areas such as the Northwest. Additionally, aluminum price decreases caused favorable LIFO charges and improved margins in the Florida markets.

    Operating expenses increased 25.7% from $76.1 million in 1995 to $95.7 million in 1996. These expenses increased as a percentage of net sales from 15.1% to 15.8%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions and new branch openings. Higher net sales and gross profit allowed for absorption of the overall expense increases without a negative impact to earnings.

    During the fourth quarter of 1996, the Company took at $591,000 non-recurring restructuring charge related to its operations in Spokane, Washington which had a $0.04 impact on EPS. The operations currently in four separate locations are relocating to one 120,000 square foot facility to increase efficiency, reduce costs and better service the customer base.

    Income from operations increased 23.0% from $19.0 million in 1995 to $23.4 million in 1996 and increased as a percentage of net sales from 3.8% to 3.9%. These increases were due to the factors described above.

    Interest expense increased $0.5 million in 1996 compared to 1995 as a result of higher borrowings required for 1996 acquisitions offset by a slight reduction in interest rates.

    As a result of the above factors, income before income taxes increased 22.6 % from $15.9 million in 1995 to $19.5 million in 1996. Net income increased 19.7% from $9.9 million in 1995 to $11.8 million in 1996, and net income as a percentage of net sales remained at 2.0% from 1995 to 1996.

  FISCAL 1995 COMPARED TO FISCAL 1994

    Net sales increased 70.0% from $296.3 million in 1994 to $503.7 million in 1995. This increase was due in part to 1995 containing a full 12 months of sales from the 27 branches acquired or opened in 1994. These branches along with existing branches contributed $111.1 million of this increase. In addition, branches acquired in 1995 contributed approximately $88.3 million of the total net sales increase of $207.4 million. New branches opened in 1995 contributed approximately $8.0 million of the sales increase.

    Gross profit as a percentage of net sales decreased from 20.9% in 1994 to 18.9% in 1995, with an overall increase of $33.3 million or 53.7% in 1995, compared to 1994. The decline in gross profit as a percentage of net sales was due primarily to a full year's operation of branches acquired or opened in 1994 and early 1995; these branches generally have less extensive and lower margin product lines including more commodity products. Management continues to emphasize and expand higher margin products and exit certain less profitable product lines in its efforts to improve margins at these acquired branches. Additionally, aluminum price increases caused unfavorable LIFO charges and competitive price pressures in its Florida markets contributed to lower gross margins.

    Operating expenses increased 65.8% from $45.9 million in 1994 to $76.1 million in 1995. These expenses decreased as a percentage of net sales from 15.5% to 15.1%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions and new branch openings. Higher net sales allowed for absorption of the overall expense increases and resulted in the decrease in operating expenses as a percentage of net sales in 1995. Also during 1995, cost reduction programs were implemented to help manage operating expense growth at reasonable levels.

    Income from operations increased 18.8% from $16.0 million in 1994 to $19.0 million in 1995 but decreased as a percentage of net sales from 5.4% to 3.8%. This decrease was attributable to reductions in gross profit as a percentage of net sales which was not offset by a reduction in operating expenses. The dollar increase was due to the factors described above.

    Interest expense increased $1.0 million in 1995 compared to 1994 as a result of higher borrowings required for 1995 acquisitions, offset by the proceeds from the 1995 offering which were used to reduce outstanding indebtedness.

    As a result of the above factors and $0.2 million in other income from gains on sales of assets, income before income taxes increased 12.8% from $14.1 million in 1994 to $15.9 million in 1995. Net income increased 13.8% from $8.7 million in 1994 to $9.9 million in 1995, and net income as a percentage of net sales decreased from 2.9% in 1994 to 2.0% in 1995.

EFFECTS OF INFLATION

    Management does not believe that inflation has had a material impact on results of operations for the periods presented. Substantial increases in costs, however, could have an impact on the Company and the industry. Management believes that, to the extent inflation affects its costs in the future, the Company can generally offset inflation by increasing prices if competitive conditions permit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash and are used to pay down debt. The Company had $52.1 million of long-term debt, less current maturities, outstanding as of October 31, 1996, consisting of the indebtedness described below. See Note 7 to the Consolidated Financial Statements of the Company for a discussion of these borrowings.

    SENIOR DEBT: As of October 31, 1996, the Company had $50 million of unsecured Senior Notes bearing interest at an average of 7 1/8%. These notes mature at various dates beginning April 15, 2001, with a final maturity of April 15, 2006.

    REVOLVING CREDIT AGREEMENT: The Company is a party to a credit agreement due January 15, 2001, which as of October 31, 1996 permitted revolving borrowings of up to $75 million under the revolving line of credit indebtedness (the "Revolver"), none of which was outstanding at that date. Borrowings under the Revolver are unsecured.

    OTHER DEBT: As of October 31, 1996, the Company had $2.9 million in debt payable to various sellers of businesses acquired by the Company and to capital lessors in connection with capital lease obligations. These notes generally are collateralized by certain assets of the subsidiaries and are subordinate to the Senior Debt and the Revolver.

    Under the terms of the Senior Debt and the Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts and consummation of any merger or acquisition of an entity that is not engaged in the building materials distribution business without the consent of the lenders. Financial covenants include, but are not limited to, maintaining current ratios, minimum net worth ratios, fixed charges ratios and debt to earnings ratios.

    Net cash generated from operating activities was $10.7 million and $22.5 million for fiscal 1995 and 1996, respectively. Capital expenditures were $4.5 million and $8.9 million in fiscal 1995 and 1996, respectively. Five acquisitions were made in fiscal 1995 for $34.8 million, and five acquisitions were made in fiscal 1996, for $24.8 million.

    The Company believes that its current cash position, funds from operations, and the availability of funds under its credit agreement, will be sufficient to meet anticipated requirements for working capital.

NEW ACCOUNTING STANDARDS

    SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment. If an impairment event has occurred and it is determined that the carrying value of the asset may not be recoverable, an impairment loss will be recognized as measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset. The Company does not anticipate adoption of SFAS No. 121 will have a material impact on its results of operations or financial position.

    The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" during fiscal 1997. Management expects to continue to measure compensation costs using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will therefore include pro forma disclosures in the notes to the financial statements for all awards granted after November 1, 1996. The adoption of this statement is not expected to have a significant effect on the financial statements of the Company.

SEASONALITY AND QUARTERLY FINANCIAL INFORMATION

    The Company's fiscal quarters are subject to seasonal fluctuations caused by construction cycles and weather patterns. See "Business - Seasonality".

    The following table sets forth selected quarterly financial information. This information is derived from unaudited financial statements of the Company and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                 FISCAL 1996
                                ---------------------------------------------
                                   1ST         2ND         3RD         4TH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ---------   ---------   ---------   ---------
                                        (DOLLARS IN THOUSANDS, EXCEPT
                                      PERCENTAGE AND PER SHARE AMOUNTS)
Net sales......................  $120,041    $135,085    $163,852    $185,731
Gross profit...................    23,147      26,590      32,176      37,202
Operating expenses.............    20,837      21,685      24,181      29,002
Income from operations.........     2,310       4,905       7,995       8,200
Net income ....................       987       2,390       4,166       4,281
Net income per share...........      0.11        0.26        0.45        0.46

Gross profit as a percentage
 of net sales .................      19.3%       19.7%       19.6%       20.0%
Operating expenses as a
 percentage of net sales.......      17.4%       16.1%       14.8%       15.6%
Income from operations as a
 percentage of net sales.......       1.9%        3.6%        4.9%        4.4%

                                                 FISCAL 1995
                                ---------------------------------------------
                                   1ST         2ND         3RD         4TH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ---------   ---------   ---------   ---------
                                        (DOLLARS IN THOUSANDS, EXCEPT
                                      PERCENTAGE AND PER SHARE AMOUNTS)
Net sales......................  $100,543    $117,290    $137,722    $148,136
Gross profit ..................    21,005      21,599      25,390      27,169
Operating expenses.............    17,456      17,613      18,744      22,310
Income from operations.........     3,549       3,986       6,646       4,859
Net income.....................     1,611       1,970       3,770       2,524
Net income per share...........  $   0.23    $   0.23    $   0.40    $   0.27

Gross profit as a percentage
 of net sales..................      20.9%       18.4%       18.4%       18.3%
Operating expenses as a
 percentage of net sales.......      17.4%       15.0%       13.6%       15.1%
Income from operations as a
 percentage of net sales.......       3.5%        3.4%        4.8%        3.3%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF REGISTRANT:

CAMERON ASHLEY BUILDING PRODUCTS, INC.

Independent Auditors' Report............................................  18
Consolidated Balance Sheets, October 31, 1996 and 1995..................  19
Consolidated Statements of Income for the Years Ended October 31, 1996,
 1995 and 1994..........................................................  20
Consolidated Statements of Stockholders' Equity for the Years Ended
 October 31, 1996, 1995 and 1994........................................  21
Consolidated Statements of Cash Flows for the Years Ended
 October 31, 1996, 1995 and 1994........................................  22
Notes to Consolidated Financial Statements..............................  23

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cameron Ashley Building Products, Inc.:

    We have audited the accompanying consolidated balance sheets of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cameron Ashley Building Products, Inc. and subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Dallas, Texas
December 13, 1996

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                         OCTOBER 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
                                                    (DOLLARS IN THOUSANDS)

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................... $  5,078   $  3,494
  Accounts receivable, less allowances of
   $2,719 in 1996 and $2,581 in 1995................   92,932     75,502
  Inventories ......................................   64,644     51,780
  Prepaid expenses and other assets.................    1,223      1,738
  Deferred income taxes.............................    1,141        843
                                                     --------   --------
    Total current assets............................  165,018    133,357

PROPERTY, PLANT AND EQUIPMENT, NET..................   31,219     23,591

INTANGIBLES, NET....................................   22,538     17,530

OTHER ASSETS........................................      895        589
                                                     --------   --------
    TOTAL .......................................... $219,670   $175,067
                                                     --------   --------
                                                     --------   --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ................................. $ 54,839   $ 40,410
  Accrued expenses .................................   14,956     11,269
  Current maturities of debt........................      790      1,099
                                                     --------   --------
    Total current liabilities.......................   70,585     52,778

LONG-TERM DEBT, LESS CURRENT MATURITIES.............   52,078     38,264

DEFERRED INCOME TAXES...............................    1,398      1,039
                                                     --------   --------
    Total liabilities...............................  124,061     92,081
                                                     --------   --------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized 100,000 shares; no
   shares issued and outstanding
  Common stock, no par value; authorized
   20,000,000 shares; 9,477,480 and 9,021,175
   shares issued in 1996 and 1995, respectively.....   60,641     58,550
  Retained earnings (Note 1)........................   39,143     27,319
  Treasury stock, at cost, 431,974 and 297,200
   shares in 1996 and 1995, respectively............   (4,175)    (2,883)
                                                     --------   --------
    Total stockholders' equity......................   95,609     82,986
                                                     --------   --------
    TOTAL........................................... $219,670   $175,067
                                                     --------   --------
                                                     --------   --------


               See notes to consolidated financial statements

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                  YEAR ENDED OCTOBER 31,
                                            ---------------------------------
                                              1996        1995         1994
                                            ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)

NET SALES.................................. $ 604,710   $ 503,691   $ 296,268

COST OF SALES..............................   485,595     408,528     234,367
                                            ---------   ---------   ---------
  GROSS PROFIT.............................   119,115      95,163      61,901

OPERATING EXPENSES.........................    95,705      76,123      45,869
                                            ---------   ---------   ---------

INCOME FROM OPERATIONS.....................    23,410      19,040      16,032

INTEREST EXPENSE...........................    (3,910)     (3,376)     (2,333)

OTHER INCOME...............................        16         196         367
                                            ---------   ---------   ---------

INCOME BEFORE INCOME TAXES.................    19,516      15,860      14,066

PROVISION FOR INCOME TAXES.................     7,447       5,985       5,366
                                            ---------   ---------   ---------

INCOME BEFORE EXTRAORDINARY CHARGE.........    12,069       9,875       8,700
                                            ---------   ---------   ---------

EXTRAORDINARY CHARGE-EARLY EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX OF $132,000....       245           0           0
                                            ---------   ---------   ---------

NET INCOME................................. $  11,824   $   9,875   $   8,700
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

INCOME PER SHARE BEFORE EXTRAORDINARY
 CHARGE.................................... $    1.31   $    1.15   $    1.40
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

NET INCOME PER SHARE AFTER EXTRAORDINARY
 CHARGE.................................... $    1.28  $     1.15   $    1.40
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

WEIGHTED AVERAGE SHARES OUTSTANDING........     9,196       8,580       6,222
                                            ---------   ---------   ---------
                                            ---------   ---------   ---------

              See notes to consolidated financial statements.

                        CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON  STOCK
                                          -------------     RETAINED   TREASURY
                                         SHARES    VALUE    EARNINGS     STOCK       TOTAL
                                         ------    -----    --------     -----       -----
                                                           (DOLLARS IN THOUSANDS)
BALANCE AS OF NOVEMBER 1, 1993.......    4,459    $ 4,951   $ 8,744                 $13,695

Proceeds from initial public
 offering of 2,000,000 shares at
 $12.00 per share, net of expenses
 of $2.9 million.....................    2,000     21,100                            21,100
Proceeds from exercise of stock
 options.............................        3         11                                11
Net income...........................                         8,700                   8,700
                                         -----    -------   -------     -------     -------
BALANCE AS OF OCTOBER 31, 1994.......    6,462     26,062    17,444                  43,506

Proceeds from public offering of
 2,450,000 shares at $14.00 per
 share, net of expenses of
 $2.4 million........................    2,450     31,921                            31,921
Proceeds from exercise of stock
 options including tax benefits
 of $406,000.........................      105        526                               526
Purchase of treasury stock...........                                   $(2,883)     (2,883)
Proceeds from employee stock purchase
 plan................................        4         41                                41
Net income...........................                         9,875                   9,875
                                         -----    -------   -------     -------     -------
BALANCE AS OF OCTOBER 31, 1995.......    9,021     58,550    27,319      (2,883)     82,986

Proceeds from exercise of stock
 options, including tax benefits
 of $1,491,000.......................      443      1,970         -           -       1,970
Proceeds from employee stock
 purchase plan.......................       13        121         -           -         121
Purchase of treasury stock...........        -          -         -      (1,292)     (1,292)
Net income...........................        -          -    11,824           -      11,824
                                         -----    -------   -------     -------     -------
BALANCE AS OF OCTOBER 31, 1996.......    9,477    $60,641   $39,143     $(4,175)    $95,609
                                         -----    -------   -------     -------     -------
                                         -----    -------   -------     -------     -------

                   See notes to consolidated financial statements.

                        CAMERON ASHLEY BUILDING PRODUCTS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED OCTOBER 31,
                                                  ----------------------
                                                1996      1995         1994
                                                ----      ----         ----
                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...........................       $ 11,824   $  9,875     $  8,700
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
  Depreciation and amortization........          6,118      4,641        3,585
  (Gain) Loss on sale of property and
   equipment...........................             12       (143)        (133)
  Deferred income taxes................             61       (193)         186
  Other................................                                   (299)
  Changes in assets and liabilities,
   net of acquisitions:
      Accounts receivable..............         (6,666)    (6,400)      (8,508)
      Inventories......................         (2,506)     4,248          787
      Prepaid expenses and other
       assets..........................            782       (731)        (399)
      Accounts payable and accrued
       expenses........................         13,936       (781)         (92)
      Other current liabilities........         (1,104)       167           92
                                              --------   --------     --------
          Net cash provided by
           operating activities........         22,457     10,683        3,919
                                              --------   --------     --------
INVESTING ACTIVITIES:
  Acquisitions.........................        (24,762)   (34,783)     (29,175)
  Seller financings of acquired
   businesses and deferred payments....            700      2,288        1,684
                                              --------   --------     --------
      Cash paid for acquisitions.......         24,062    (32,495)     (27,491)
  Purchases of property, plant and
   equipment...........................         (8,933)    (4,505)      (2,232)
  Other................................             (3)       (43)          14
                                              --------   --------     --------
          Net cash used in investing
           activities..................        (32,998)   (37,043)     (29,709)
                                              --------   --------     --------
FINANCING ACTIVITIES:
  Proceeds from borrowings under long
   term debt...........................         50,000                  10,000
  Issuance costs paid on Senior Debt...           (762)
  Net borrowings (repayment) under
   revolving lines of credit...........        (25,000)       720        2,467
  Repayment of long term debt..........        (10,133)                 (6,379)
  Repayment of seller financing of
   acquired businesses.................         (2,457)      (669)      (2,487)
  Proceeds from sales of common stock..                    31,921       21,100
  Proceeds from employee stock purchase
   plan................................            121         41
  Exercise of stock options............          1,970        526           11
  Purchase of treasury stock...........         (1,292)    (2,883)
  Other................................           (322)      (159)        (185)
                                              --------   --------     --------
          Net cash provided by
           financing activities........         12,125     29,497       24,527
                                              --------   --------     --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................          1,584      3,137       (1,263)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR...............................          3,494        357        1,620
                                              --------   --------     --------
CASH AND CASH EQUIVALENTS, END OF
 YEAR..................................       $  5,078   $  3,494     $    357
                                              --------   --------     --------
                                              --------   --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest...............       $  3,628   $  3,055     $  1,942
                                              --------   --------     --------
                                              --------   --------     --------
  Cash paid for income taxes...........       $  7,034   $  5,620     $  4,217
                                              --------   --------     --------
                                              --------   --------     --------

                   See notes to consolidated financial statements.

                        CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Cameron Ashley Building Products, Inc. (the "Company"), and its wholly owned subsidiaries, Wm. Cameron & Co. ("Cameron") and Ashley Aluminum, Inc. ("Ashley").

    The Company distributes building products to independent dealers (lumberyards and hardware stores), professional builders, contractors and mass merchandisers throughout the United States and in Mexico and Canada. Products distributed by the Company are used primarily in new residential construction and home improvement, remodeling and repair work, as well as in commercial and industrial applications.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH EQUIVALENTS. All highly liquid debt instruments with a maturity of three months or less when purchased are classified as cash equivalents.

    INVENTORIES. Inventories are stated at the lower of last-in, first-out ("LIFO") cost or market. Included in inventory cost are costs directly associated with the fabrication of the Company's products.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost. Costs associated with major additions are capitalized and depreciated. Upon disposal, the cost of properties and related accumulated depreciation are removed from the accounts, with gains and losses reflected in earnings.

    Depreciation is provided over the estimated useful lives of the depreciable assets. Assets are generally depreciated on the straight-line method over the estimated service lives of the related assets, which range from 3 to 40 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease.

    INTANGIBLE ASSETS. Intangibles consist primarily of noncompete agreements, which are recorded at cost and are amortized over periods of three to five years, the contractual term of the agreements, and goodwill, which is primarily amortized over 25 years.

    REVENUE RECOGNITION. Sales are recorded at the time merchandise is shipped and are reported net of estimated returns and allowances.

    INCOME TAXES. Income taxes are provided for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities by applying enacted statutory tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company periodically evaluates the collectibility of deferred tax assets and provides a valuation allowance for the portion of such assets not considered realizable.

    CONCENTRATION OF CREDIT RISK.   The Company is primarily engaged in the
distribution of building products throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral.
The concentration of credit risk with respect to accounts receivable is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable, and credit losses have been within management's expectations.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimated.

    NET INCOME PER SHARE. Net income per share is computed by dividing net income by the weighted average shares outstanding. Weighted average shares used in the primary calculation include the actual shares outstanding and the net additional shares which would be issuable upon the exercise of stock options and tax benefits, assuming that the Company used the proceeds to purchase additional shares at estimated fair value during the year. Fully diluted income per share is not presented, because such amount differs by less than 3% from the primary calculation.

    NEW ACCOUNTING STANDARDS. Statement of Financial Account Standards No.
121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires the review of long-lived assets and certain identifiable intangibles for impairment. If an impairment has occurred and it is determined that the carrying value of the asset may not be recoverable, an impairment loss will be recognized as measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset. The Company will adopt SFAS No. 121 at the beginning of fiscal 1997. The Company does not anticipate adoption of SFAS No. 121 will have a material impact on its results of operations or financial position.

    The Company will adopt SFAS No. 123, "Accounting for Stock-Based Compensation" during fiscal 1997. Management expects to continue to measure compensation costs using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will therefore include certain disclosures in the notes to the financial statements for all awards granted after November 1, 1996. The adoption of this statement is not expected to have a significant effect on the financial statements of the Company.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to current-year presentation.

3.  ACQUISITIONS

    Over the past three years, the Company has acquired certain net assets and operations of various building materials distributors. All of these transactions were accounted for as purchases; therefore, results of operations of the Company include the operations of the business subsequent to their acquisitions.

    In fiscal 1994, five businesses were acquired at a total net cost of $29.2 million. During fiscal 1995, seven businesses were acquired at a total net cost of $34.8 million. During fiscal 1996, five businesses were acquired at a total net cost of $24.8 million. A pro forma results of operations for these acquisitions are not presented due to the immaterial effect on historical results.

4.  INVENTORIES

    The Company values its inventories using the LIFO method. Had the Company used the first-in, first-out ("FIFO") method, inventories would have been approximately $2,227,000 and $3,508,000 higher at October 31, 1996 and 1995, respectively. Under FIFO, income from operations for the year ended October 31, 1996 would have been lower by approximately $1,281,000, and income from operations for the years ended October 31, 1995 and 1994 would have been higher by approximately $1,299,000 and $806,000, respectively.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following at October 31:

                                                         1996           1995
                                                         ----           ----
                                                             (IN THOUSANDS)
    Land.............................................. $  3,006        $ 3,006
    Building and improvements.........................   12,504         10,491
    Machinery and equipment...........................    8,195          6,519
    Furniture and fixtures............................    8,077          4,866
    Vehicles..........................................   10,657          5,528
    Other.............................................      716          1,050
                                                       --------        -------
                                                         43,155         31,460
    Less accumulated depreciation.....................  (11,936)        (7,869)
                                                       --------        -------
        Total......................................... $ 31,219        $23,591
                                                       --------        -------
                                                       --------        -------

    Included in property and equipment at October 31, 1996 and 1995, is $880,000 and $93,000, respectively, of equipment under capital leases. Amortization of these assets is included in depreciation and amortization expense.

6.  INTANGIBLE ASSETS

    Intangible assets consist of the following at October 31:

                                                         1996           1995
                                                         ----           ----
                                                             (IN THOUSANDS)
    Noncompete agreements.............................. $ 3,128        $ 3,195
    Goodwill...........................................  23,502         16,304
    Other..............................................   1,367          1,748
                                                       --------        -------
                                                         27,997         21,247
    Accumulated amortization...........................  (5,459)        (3,717)
                                                       --------        -------
         Total......................................... $22,538        $17,530
                                                       --------        -------
                                                       --------        -------

7.  LONG-TERM DEBT

    Long-term debt consists of the following at October 31:

                                                         1996           1995
                                                         ----           ----
                                                             (IN THOUSANDS)
    Senior Debt:
        Unsecured Senior Notes with maturities and
        interest rates as follows:
            $10,000,000 due April 15, 2001 bearing
            interest at 6.79%
            $15,000,000 due April 15, 2002 bearing
            interest at 6.79%
            $10,000,000 due April 15, 2003 bearing
            interest at 7.21%
            $15,000,000 due April 15, 2006 bearing
            interest at 7.61%
        Interest is due semi-annually, with an average
        interest rate of 7 1/8%........................ $50,000

    NationsBank of Texas, N.A. (as lead agent):
        Revolving credit note due January 15, 2001;
        unsecured; interest is due quarterly at the
        LIBOR rate plus 0.50% to 1.0%, or at a base
        rate (defined in the agreement as prime).......       0        $25,000

        Term loan, principal payments of $500,000 due
        each October, January, April and July, beginning
        in October 1996, with the final payment due
        July 31, 2001; interest is payable quarterly at
        the LIBOR rate plus 1.25% to 1.75%, or at a base
        rate (defined in the agreement) plus 0.25% to
        0.50%.  At October 31, 1995, the interest rate
        was 7.062%.....................................       0         10,000

    Seller financing of acquired businesses:

        CertainTeed Corporation - Collateralized
        note, annual principal and interest payments
        of $369,000 commencing December 31, 1994;
        balance due December 31, 1998; interest
        accruing at 9% per annum.......................       0          2,210
        Other - Various terms, interest rates ranging
        from 8% to 9%..................................   2,271          2,029

    Other, including capital leases (see Note 9).......     597            124
                                                       --------        -------
                                                         52,868         39,363
    Less current maturities............................    (790)        (1,099)
                                                       --------        -------
            Long-term debt............................. $52,078        $38,264
                                                       --------        -------
                                                       --------        -------

    The seller notes payable are subordinated to the obligations under the NationsBank agreement. The notes are collateralized by certain land and buildings.

    In April 1996, the Company amended the credit facility with NationsBank and other banks (collectively referred to as "NationsBank"). The financing agreement with NationsBank covers a revolving line of credit up to $75 million. The financing agreement restricts distributions to stockholders to 50% of net income, issuance of stock by the Company's subsidiaries, the assumption of debt and liens by the Company's subsidiaries, and requires compliance with certain financial ratios and covenants. The obligations of the Company to NationsBank are unsecured. The NationsBank revolving credit note also requires the Company to pay a quarterly commitment fee on the unused balance ranging from 0.2% to 0.3% on the difference between the revolving commitment of $75 million and revolving advances outstanding.

    Aggregate maturities of long-term debt during the fiscal years subsequent to October 31, 1996 are as follows:

                                                             (IN THOUSANDS)
    1997........................................................ $   790
    1998........................................................     912
    1999........................................................     710
    2000........................................................     370
    2001........................................................  10,086
    Thereafter..................................................  40,000
                                                                 -------
         Total.................................................. $52,868
                                                                 -------
                                                                 -------

8.  INCOME TAXES

    The provision for income taxes computed by applying the federal statutory tax rate to income before income taxes differs from the actual provision for income taxes as set forth below for the years ended October 31:

                                    1996             1995             1994
                                    ----             ----             ----
                               AMOUNT  PERCENT  AMOUNT  PERCENT  AMOUNT  PERCENT
                               ------  -------  ------  -------  ------  -------
                                                 (IN THOUSANDS)
  Income taxes at statutory    $6,699   35.0%   $5,551   35.0%   $4,782   34.0%
   rates......................
  State taxes based on income
   net of federal income tax
   benefit....................    450    2.4       546    3.4       575    4.1
  Other.......................    166    0.8      (112)  (0.7)        9    0.1
                               ------   ----    ------   ----    ------   ----
    Total income tax expense.. $7,315   38.2%   $5,985   37.7%   $5,366   38.2%
                               ------   ----    ------   ----    ------   ----
                               ------   ----    ------   ----    ------   ----

  The provision for income taxes consists of the following:

  Current year income taxes... $7,254           $6,178           $5,180
  Deferred income taxes.......     61             (193)             186
                               ------           ------           ------
    Total income tax expense.. $7,315           $5,985           $5,366
                               ------           ------           ------
                               ------           ------           ------

    The components of the deferred tax assets and liabilities consist of the following at October 31:

                                        1996                       1995
                                        ----                       ----
                              ASSETS LIABILITIES  NET   ASSETS LIABILITIES NET
                              ------ -----------  ---   ------ ----------- ---
                                               (IN THOUSANDS)
  Allowance for doubtful
   accounts................... $1,041          $1,041  $1,015           $ 1,015
  Inventory...................    668 $(1,470)   (802)    368  $(1,297)    (929)
  Accrued liabilities.........    761             761     778               778
  Sales returns and allowances    105             105      96                96
  Other.......................     36              36    (117)             (117)
                               ------ -------  ------  ------  -------  -------
     Current..................  2,611  (1,470)  1,141   2,140   (1,297)     843
                               ------ -------  ------  ------  -------  -------
  Property, plant and equipment        (1,398) (1,398)          (1,039)  (1,039)
                               ------ -------  ------  ------  -------  -------
     Noncurrent...............         (1,398) (1,398)          (1,039)  (1,039)
                               ------ -------  ------  ------  -------  -------
        Total................. $2,611 $(2,868) $ (257) $2,140  $(2,336) $  (196)
                               ------ -------  ------  ------  -------  -------
                               ------ -------  ------  ------  -------  -------

9.  COMMITMENTS AND CONTINGENCIES

    Future minimum lease payments under noncancelable lease agreements during the years subsequent to October 31, 1996 are as follows:



                                        CAPITAL LEASES   OPERATING LEASES
                                        --------------   ----------------
                                                 (IN THOUSANDS)

1997 . . . . . . . . . . . . . . . . . . .   $ 315          $  6,183
1998 . . . . . . . . . . . . . . . . . . .     291             5,047
1999 . . . . . . . . . . . . . . . . . . .      48             3,662
2000 . . . . . . . . . . . . . . . . . . .                     1,863
2001 . . . . . . . . . . . . . . . . . . .                     1,141
Thereafter . . . . . . . . . . . . . . . .                     1,635
                                             ------         --------
Total minimum lease payments . . . . . . .     654          $ 19,531
                                                            --------
                                                            --------
Amount representing interest . . . . . . .     (73)
Present value of net minimum lease           ------
 payments (including current portion
 of $268,000). . . . . . . . . . . . . . .   $ 581
                                             ------
                                             ------


    During the years ended October 31, 1996, 1995 and 1994, the Company incurred rent expense of approximately $6,744,000, $5,551,000 and $2,447,000, respectively.

    From time to time, the Company is involved in litigation and proceedings in the ordinary course of its business. Management believes that pending litigation matters would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

10. CAPITAL STOCK

    The Company's Stock Incentive Plan and 1996 Stock Incentive Plan (collectively referred to as the "Management Plans") provide for the possible issuance of options, phantom shares, stock awards, stock appreciation rights, performance unit awards or dividend equivalent rights. Options, which constitute the only issuances under the Management Plans, have been granted at fair market value of the Company's common stock on the date of grant. The options generally vest over three- to five-year periods and expire within ten years of grant date.

    Activity under the Management Plans is as follows:

                                                         OPTION
                                           SHARES         PRICE
                                           ------        ------

Outstanding at November 1, 1993. . . .   1,040,472    $0.95-$ 7.11
Granted. . . . . . . . . . . . . . . .      91,448    12.00- 17.50
Exercised. . . . . . . . . . . . . . .      (2,921)    1.42-  4.03
Canceled . . . . . . . . . . . . . . .        (352)    1.42-  4.03
                                         ---------
Outstanding at October 31, 1994. . . .   1,128,647     0.95- 17.50
Granted. . . . . . . . . . . . . . . .     188,412     9.50- 16.25
Exercised. . . . . . . . . . . . . . .     (99,552)    0.95-  4.03
Canceled . . . . . . . . . . . . . . .     (33,250)    3.08- 16.00
                                         ---------
Outstanding at October 31, 1995. . . .   1,184,257     0.95- 17.50
Granted. . . . . . . . . . . . . . . .     371,594    10.00- 12.25
Exercised. . . . . . . . . . . . . . .    (447,963)    0.95-  7.11
Canceled . . . . . . . . . . . . . . .     (31,100)    1.42- 16.25
                                         ---------
Outstanding at October 31, 1996. . . .   1,076,788     0.95- 17.50
                                         ---------
                                         ---------
Exercisable at October 31, 1996. . . .     518,291    $0.95-$17.50
                                         ---------
                                         ---------

    A Non-Management Directors Plan (the "Directors Plan") provides for the issuance of up to 25,000 options to purchase shares at an exercise price equal to fair market value of the Company's common stock on date of grant. At October 31, 1996, options to purchase 15,000 shares were outstanding, and 10,664 options were exercisable.

    At October 31, 1996, 1,401,249 and 11,000 additional options were available for future grant under the Management and Directors' Plans, respectively, and 2,515,037 shares of common stock were reserved for issuance upon the exercise of outstanding options or future option grants under all plans.

    During fiscal 1995, the Company's board of directors authorized the repurchase of up to 750,000 shares of the Company's common stock. Through October 31, 1996, the Company had repurchased 431,974 shares of the Company's common stock at an average price per share of $9.66.

    During fiscal 1995, the Company adopted an Employee Stock Purchase Plan under which employees are granted an option to purchase shares of the Company's common stock on the first day of the quarter which is automatically exercised on the last day of the quarter. The option price is 85% of the fair market value of the stock at the end of the quarter. Options for shares were exercised at prices ranging from $7.44 to $10.73 during fiscal 1996 and $8.08 to $11.26 during fiscal 1995. At October 31, 1996 and 1995, there were 182,152 and 195,494 shares of common stock reserved for purchase under the plan, respectively.

11. EMPLOYEE BENEFITS

    The Company has 401(k) plans that cover substantially all employees. The Company's funding policy is to match the employee's contributions up to 4% of the employee's base salary, not to exceed certain allowable limits. Employees vest in Company contributions evenly over four years. The Company's contributions for the years ended October 31, 1996, 1995 and 1994 were $907,000, $586,000 and $615,000, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the estimated fair value of financial instruments is made in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                            1996                 1995
                                   -------------------   --------------------
                                   CARRYING              CARRYING
                                    AMOUNT  FAIR VALUE    AMOUNT   FAIR VALUE
                                    ------  ----------    ------   ----------
                                                   (IN THOUSANDS)
Assets:
     Cash and cash equivalents. .   $ 5,078   $ 5,078     $ 3,494   $ 3,494
     Accounts receivable, net . .    92,932    92,932      75,502    75,502

Liabilities:
     Accounts payable . . . . . .    54,839    54,839      40,410    40,410
     Current maturities . . . . .       790       790       1,099     1,099
     Long-term debt . . . . . . .    52,078    52,078      38,264    38,264


    CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND CURRENT MATURITIES OF DEBT - The carrying amounts of these items approximate their fair value due to their short-term nature or are the amounts payable on demand.

    LONG-TERM DEBT - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt.

13. CONSULTING AGREEMENTS

    The Company has an agreement expiring in December 1998 with an affiliate of a major shareholder for financial and management consulting services to be provided to the Company. This agreement, executed in November 1996, amended and superseded prior consulting agreements with the Company's operating subsidiaries. The consulting agreement provides for base monthly fees of $15,000 plus expenses, and additional compensation if approved by the Board of Directors. Fees under prior agreements with the Company's operating subsidiaries for the years ended October 31, 1996, 1995 and 1994, totaled $426,000, $338,000 and $560,000, respectively.

14. SUBSEQUENT EVENTS

    On November 12, 1996, the Company executed a letter of intent to acquire the assets of Boyd Distributors, a division of Ince Holdings, Ltd. with 18 locations across Canada, pending completion of the Company's due diligence. The estimated purchase price is $15,000,000 and is subject to certain adjustments.

    On December 3, 1996, the Company formed a new wholly-owned subsidiary, Cameron Ashley Financial Services, Inc., to provide home improvement financing to homeowners through the Company's existing customer base. The subsidiary was capitalized with $1,050,000 cash from the Company and a $20,000,000 Revolving Credit Agreement with Bank One, Texas, N.A. due December 3, 1997. The NationsBank Credit Agreement was amended to accommodate the new facility.

    On December 9, 1996, the Company acquired the assets of Metro Roofing Supply, Inc. located in Arkansas for an estimated purchase price of $1,300,000. The purchase price is subject to certain adjustments and was funded with cash.

    On December 13, 1996, the Company acquired the assets of Midwest Thermal Products, Inc., Midwest Insulation and Siding, Inc. and Midwest Insulation and Roofing, Inc. located in Arkansas, Missouri and Oklahoma for an estimated purchase price of $3,300,000. The purchase price is subject to certain adjustments and was funded with cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections entitled "Director and Nominee Information", "Executive Officers of the Company" and "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is included elsewhere in
Part I hereof under the caption "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Principal Shareholders of the Company" and "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Section entitled "Compensation Committee Interlocks and Insider Participation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1997 set forth certain information with respect to these matters and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT;

    (1.) FINANCIAL STATEMENTS

         The Financial Statements of the Company are listed in Item 8 of
Part II.

    (2.) FINANCIAL STATEMENT SCHEDULE

         Independent Auditors' Report on Financial Statement Schedule.

         Schedule II -- Valuations and Qualifying Accounts

         The other schedules have been omitted because they are inapplicable.

    (3.) EXHIBITS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT

    The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-K. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, the Company's Registration Statement on Form S-1 (No. 33-75054) filed with the Commission on February 8, 1994 and effective on March 24, 1994. Other exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Unless otherwise indicated, the exhibit number corresponds to the exhibit number incorporated by reference. ITEMS LISTED IN BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS.

    2.1     --  Exchange Agreement dated as of February 16, 1994 among Cameron
                     Ashley Inc., Cameron, Ashley, the shareholders and option holders of Cameron and Ashley and William A. Davies.*

    3.1     --  Amended and Restated Articles of Incorporation.*

    3.2     --  Amended and Restated Bylaws.*

    4.1     --  See Articles II, III, IV of the Amended and Restated Articles
                     of Incorporation filed as Exhibit 3.1 and Articles 2,
                     7, 8 and 9 of the Amended and Restated Bylaws filed as
                     Exhibit 3.2.

    10.1    --  Intentionally omitted.

    10.1.1  --  Intentionally omitted.

    10.2    --  Intentionally omitted.

    10.2.1  --  Intentionally omitted.

    10.3    --  Intentionally omitted.

    10.4    --  CAMERON ASHLEY INC. STOCK INCENTIVE PLAN.*

    10.5    --  FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.*

    10.6    --  CAMERON ASHLEY INC.  NON-MANAGEMENT DIRECTORS' STOCK
                     OPTION PLAN.*

    10.6.1  --  TECHNICAL AMENDMENT TO CAMERON ASHLEY INC. NON-MANAGEMENT
                     DIRECTORS' STOCK OPTION PLAN.(2)

    10.7    --  EMPLOYMENT AND CONFIDENTIALITY AGREEMENT DATED DECEMBER 20,
                     1991 BETWEEN CAMERON AND RONALD R. ROSS.*

    10.7.1  --  EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                     WM. CAMERON & CO. AND RONALD R. ROSS.

    10.8    --  EMPLOYMENT AND CONFIDENTIALITY AGREEMENT DATED OCTOBER 18, 1991
                     BETWEEN ASHLEY AND WALTER J. MURATORI.*

    10.8.1  --  EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                     ASHLEY ALUMINUM, INC. AND WALTER J. MURATORI.

    10.9    --  Intentionally omitted.

    10.10   --  Intentionally omitted.

    10.11   --  FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY
                     AND EACH OF ITS DIRECTORS.*

    10.11.1 --  FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND
                     EACH OF ITS EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF THE COMPANY.(1)

    10.12   --  Agreement for Consulting Services dated December 20, 1991 between Cameron and CGW Southeast Management Company, as amended.*

    10.13   --  Agreement for Consulting Services dated October 18, 1991 between Ashley and CGW Southeast Management Company, as amended.*

    10.14   --  Amended and Restated Agreement for Consulting Services dated
                     November 1, 1996 among the Company, Cameron, Ashley and CGW Southeast Management Company.

    10.15   --  Intentionally omitted.

    10.16   --  Credit Agreement ("Credit Agreement") between the Company and NationsBank of Texas National Association, as administrative lender, dated as of June 30, 1994.(1)

    10.16.1 --  First Amendment to Credit Agreement, dated as of
                     October 28, 1994.(1)

    10.16.2 --  Second Amendment to Credit Agreement, dated as of
                     February 2, 1995.(2)

    10.16.3 --  Third Amendment to Credit Agreement, dated as of
                     November 30, 1995.(3)

    10.17   --  CAMERON ASHLEY INC. 1995 QUALIFIED EMPLOYEE STOCK
                     PURCHASE PLAN.(4)

    10.18   --  First Restated Credit Agreement among the Company, NationsBank of Texas National Association, as Agent, ABN Amro Bank, N.V. as Co-Agent, and other Lenders, dated as of April 18, 1996.(5)

    10.18.1 --  First Amendment to First Restated Credit Agreement dated
                     December 3, 1996 among the Company, NationsBank of Texas, National Association, as Agent, ABN Amro Bank N.V., as Co-Agent, and other Lenders.

    10.19   --  Note Purchase Agreement between the Company and various
                     Purchasers dated as of April 1, 1996.(5)

    10.20   --  CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
                     AND RONALD R. ROSS DATED AS OF JUNE 1, 1996.(5)

    10.21   --  CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY
                     AND WALTER J. MURATORI DATED AS OF JUNE 1, 1996.(5)

    10.22   --  Credit Agreement dated December 3, 1996 between Cameron
                     Ashley Financial Services, Inc., as Borrower, and Bank One, Texas, N.A., as Lender.

    10.23   --  CAMERON ASHLEY BUILDING PRODUCTS, INC. 1996 STOCK
                     INCENTIVE PLAN.

    10.23.1 --  FIRST AMENDMENT TO THE CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     1996 STOCK INCENTIVE PLAN, DATED DECEMBER 11, 1996.

    11.1    --  Statement regarding computation of per share earnings.

    21.1    --  List of Subsidiaries of the Registrant.*

    23.1    --  Consent of Deloitte & Touche LLP.

-------------------

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1, (No. 33-88778) filed with the Commission on January 26, 1995 and effective on March 2, 1995.

(2) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
     January 31, 1995, filed with the Commission on March 17, 1995.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, filed with the Commission on January 26, 1996.

(4) Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 (No. 33-90782) filed with the Commission on March 30, 1995.

(5) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
     April 30, 1996.

(b) CURRENT REPORTS ON FORM 8-K:

    No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 1996.

(c) EXHIBITS:

    The Index to Exhibits filed or incorporated by reference pursuant
    Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K.

(d) FINANCIAL STATEMENTS OF SUBSIDIARIES OR AFFILIATES:

    Not applicable.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 1997.

                                        CAMERON ASHLEY BUILDING PRODUCTS, INC.


                                        By: /s/ F. Dixon McElwee
                                        ----------------------------------------
                                        F. Dixon McElwee
                                        Vice President - Chief Financial Officer


                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints F. Dixon McElwee and John S. Davis, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 27, 1997.


        SIGNATURE                                   TITLE
        ---------                                   -----


/s/ Ronald R. Ross             Chairman of the Board and Chief Executive Officer
--------------------------     (Principal Executive Officer)
Ronald R. Ross


/s/ Walter J. Muratori         President and Director
--------------------------
Walter J. Muratori


/s/ F. Dixon McElwee           Vice President - Chief Financial Officer
--------------------------     (Principal Financial and Accounting Officer)
F. Dixon McElwee


/s/ J. Veronica Biggins        Director
--------------------------
J. Veronica Biggins


/s/ Richard L. Cravey          Director
--------------------------
Richard L. Cravey


/s/ Harry K. Hornish           Director
--------------------------
Harry K. Hornish

/s/ Allen J. Keesler, Jr.      Director
--------------------------
Allen J. Keesler, Jr.


/s/ Donald S. Huml             Director
--------------------------
Donald S. Huml


/s/ Don A. Rice                Director
--------------------------
Don A. Rice


/s/ Charles C. Schoen, III     Director
--------------------------
Charles C. Schoen, III


/s/ Edwin A. Wahlen, Jr.       Director
--------------------------
Edwin A. Wahlen, Jr.


/s/ Stanley C. Weiss           Director
--------------------------
Stanley C. Weiss

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                           Page
                                                                           ----
Independent Auditors' Report on Financial Statement Schedules               S-2

Schedule II -- Valuation and Qualifying Accounts                            S-3

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Cameron Ashley Building Products, Inc.:

    We have audited the consolidated financial statements of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1996 and 1995 and for each of the years in the period ended October 31, 1996 and have issued our report thereon dated December 13, 1996. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
December 13, 1996

                                  SCHEDULE II

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                         BALANCE AT   CHARGES IN                            BALANCE AT
                                         BEGINNING    COSTS AND      OTHER                    END OF
          DESCRIPTION                    OF PERIOD     EXPENSES    ADDITIONS   DEDUCTIONS     PERIOD
          -----------                    ----------   ----------   ---------   ----------   ----------
Year Ended October 31, 1994:
  Allowance for doubtful accounts. . . .   1,515        1,235        470(1)       1,168        2,052

Year Ended October 31, 1995:
  Allowance for doubtful accounts. . . .   2,052        2,203        333(1)       2,007        2,581

Year Ended October 31, 1996:
  Allowance for doubtful accounts. . . .   2,581        2,257          0          2,119        2,719

(1) Amount represents the allowance for doubtful accounts of acquired businesses as of the date of acquisition.

                                INDEX TO EXHIBITS


    Items listed in boldface constitute management contracts or compensatory plans or arrangements.



EXHIBIT NUMBER                 DESCRIPTION

    2.1     --  Exchange Agreement dated as of February 16, 1994 among Cameron
                     Ashley Inc., Cameron, Ashley, the shareholders and option holders of Cameron and Ashley and William A. Davies.*

    3.1     --  Amended and Restated Articles of Incorporation.*

    3.2     --  Amended and Restated Bylaws.*

    4.1     --  See Articles II, III, IV of the Amended and Restated Articles
                     of Incorporation filed as Exhibit 3.1 and Articles 2, 7, 8 and 9 of the Amended and Restated Bylaws filed as
                     Exhibit 3.2.

    10.1    --  Intentionally omitted.

    10.1.1  --  Intentionally omitted.

    10.2    --  Intentionally omitted.

    10.2.1  --  Intentionally omitted.

    10.3    --  Intentionally omitted.

    10.4    --  CAMERON ASHLEY INC.  STOCK INCENTIVE PLAN.*

    10.5    --  FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.*

    10.6    --  CAMERON ASHLEY INC.  NON-MANAGEMENT DIRECTORS' STOCK
                     OPTION PLAN.*

    10.6.1  --  TECHNICAL AMENDMENT TO CAMERON ASHLEY INC. NON-MANAGEMENT
                     DIRECTORS' STOCK OPTION PLAN.(2)

    10.7    --  EMPLOYMENT AND CONFIDENTIALITY AGREEMENT DATED DECEMBER 20,
                     1991 BETWEEN CAMERON AND RONALD R. ROSS.*

    10.7.1  --  EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                     WM. CAMERON & CO. AND RONALD R. ROSS.

    10.8    --  EMPLOYMENT AND CONFIDENTIALITY AGREEMENT DATED OCTOBER 18,
                     1991 BETWEEN ASHLEY AND WALTER J. MURATORI.*

    10.8.1  --  EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                     ASHLEY ALUMINUM, INC. AND WALTER J. MURATORI.

    10.9    --  Intentionally omitted.

    10.10   --  Intentionally omitted.

    10.11   --  FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH
                     OF ITS DIRECTORS.*

    10.11.1 --  FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH
                     OF ITS EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF THE COMPANY.(3)

    10.12   --  Agreement for Consulting Services dated December 20, 1991 between Cameron and CGW Southeast Management Company, as amended.*

    10.13   --  Agreement for Consulting Services dated October 18, 1991 between Ashley and CGW Southeast Management Company, as amended.*

    10.14   --  Amended and Restated Agreement for Consulting Services dated
                     November 1, 1996 among the Company, Cameron, Ashley and CGW Southeast Management Company.

    10.15   --  Intentionally omitted.

    10.16   --  Credit Agreement ("Credit Agreement") between the Company and
                     NationsBank of Texas National Association, as administrative lender, dated as of June 30, 1994.(1)

    10.16.1 --  First Amendment to Credit Agreement, dated as of
                     October 28, 1994.(1)

    10.16.2 --  Second Amendment to Credit Agreement, dated as of
                     February 2, 1995.(2)

    10.16.3 --  Third Amendment to Credit Agreement, dated as of
                     November 30, 1995.(3)

    10.17   --  CAMERON ASHLEY INC. 1995 QUALIFIED EMPLOYEE STOCK
                     PURCHASE PLAN.(4)

    10.18   --  First Restated Credit Agreement among the Company,
                     NationsBank of Texas National Association, as Agent, ABN Amro Bank, N.V. as Co-Agent, and other Lenders, dated as of April 18, 1996.(5)

    10.18.1 --  First Amendment to First Restated Credit Agreement dated
                     December 3, 1996 among the Company, NationsBank of
                     Texas, National Association, as Agent, ABN Amro Bank N.V., as Co-Agent, and other Lenders.

    10.19   --  Note Purchase Agreement between the Company and various
                     Purchasers dated as of April 1, 1996.(5)

    10.20   --  CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                     RONALD R. ROSS DATED AS OF JUNE 1, 1996.(5)

    10.21   --  CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                     WALTER J. MURATORI DATED AS OF JUNE 1, 1996.(5)

    10.22   --  Credit Agreement dated December 3, 1996 between Cameron
                     Ashley Financial Services, Inc., as Borrower, and Bank One, Texas, N.A., as Lender.

    10.23   --  CAMERON ASHLEY BUILDING PRODUCTS, INC. 1996 STOCK
                     INCENTIVE PLAN.

    10.23.1 --  FIRST AMENDMENT TO THE CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     1996 STOCK INCENTIVE PLAN, DATED DECEMBER 11, 1996.

    11.1    --  Statement regarding computation of per share earnings.

    21.1    --  List of Subsidiaries of the Registrant.*

    23.1    --  Consent of Deloitte & Touche LLP.

------------------

    The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, the Company's Registration Statement on Form S-1 (No. 33-75054) filed with the Commission on February 8, 1994 and effective on March 24, 1994.

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1, (No. 33-88778) filed with the Commission on January 26, 1995 and effective on March 2, 1995.

(2) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
     January 31, 1995, filed with the Commission on March 17, 1995.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, filed with the Commission on January 26, 1996.

(4) Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 (No. 33-90782) filed with the Commission on March 30, 1995.

(5) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
     April 30, 1996.