Form 10-Q
period 1997-01-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1997-03-17
CIK 918858

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

 (MARK ONE)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                                       OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Yes  X    No
   -----    -----

       The number of shares of Registrant's Common Stock outstanding at March 10, 1997 was 9,233,013.

===============================================================================

Exhibit Index on page 13.
Page 1 of 14.

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                   INDEX



PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of
                   January 31, 1997 and October 31, 1996                    3

                  Consolidated Condensed Statements of Income
                   for the three months ended January 31, 1997
                   and 1996                                                 4

                  Consolidated Condensed Statements of Stockholders'
                   Equity for the three months ended January 31,
                   1997                                                     5

                  Consolidated Condensed Statements of Cash Flows
                   for the three months ended January 31, 1997 and
                   1996                                                     6

                  Notes to Consolidated Condensed Financial
                   Statements                                             7-8

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   9-10


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         11

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    January 31,   October 31,
                                                        1997         1996
                                                    -----------   -----------
                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $  3,735      $  5,078
  Accounts receivable, net                              88,095        92,932
  Inventories                                           84,494        64,644
  Prepaid expenses and other assets                      2,191         1,223
  Deferred income taxes                                  1,191         1,141
                                                      --------      --------
    Total current assets                               179,706       165,018

PROPERTY, PLANT AND EQUIPMENT, NET                      33,525        31,219

INTANGIBLES, NET                                        23,678        22,538

OTHER ASSETS                                             1,182           895
                                                      --------      --------

    TOTAL                                             $238,091      $219,670
                                                      --------      --------
                                                      --------      --------

        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $ 49,128      $ 54,839
  Accrued expenses                                      11,251        14,956
  Current maturities of debt                               933           790
                                                      --------      --------
    Total current liabilities                           61,312        70,585

LONG-TERM DEBT, LESS CURRENT MATURITIES                 78,240        52,078

DEFERRED INCOME TAXES                                    1,413         1,398
                                                      --------      --------
    Total liabilities                                  140,965       124,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized 100,000 shares,
   no shares issued and outstanding
  Common stock; no par value; authorized
   20,000,000 shares; 9,510,665 shares issued
   at January 31, 1997, 9,477,480 shares issued
   at October 31, 1996                                  60,856        60,641
  Retained earnings                                     40,566        39,143
  Treasury stock, at cost, 440,521 shares               (4,296)       (4,175)
                                                      --------      --------
    Total stockholders' equity                          97,126        95,609
                                                      --------      --------
    TOTAL                                             $238,091      $219,670
                                                      --------      --------
                                                      --------      --------


          See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended
                                     ----------------------------
                                     January  31,    January  31,
                                         1997            1996
                                     ------------    ------------

NET SALES                              $140,848       $ 120,041

COST OF SALES                           112,650          96,894
                                       --------       ---------

    GROSS PROFIT                         28,198          23,147

OPERATING EXPENSES                       24,853          20,837
                                       --------       ---------

INCOME FROM OPERATIONS                    3,345           2,310

OTHER INCOME                                  5               9

INTEREST EXPENSE                         (1,092)           (746)
                                       --------       ---------

INCOME BEFORE INCOME TAXES                2,258           1,573

PROVISION FOR INCOME TAXES                  835             586
                                       --------       ---------

NET INCOME                             $  1,423       $     987
                                       --------       ---------
                                       --------       ---------

NET INCOME PER SHARE                   $    .15       $     .11
                                       --------       ---------
                                       --------       ---------

WEIGHTED AVERAGE SHARES OUTSTANDING       9,347           9,117
                                       --------       ---------
                                       --------       ---------





          See notes to consolidated condensed financial statements.

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                (IN THOUSANDS)


                                              COMMON STOCK
                                            ----------------    RETAINED    TREASURY
                                            SHARES     VALUE    EARNINGS      STOCK     TOTAL
                                            ------     -----    --------    --------    -----
BALANCE AS OF OCTOBER 31, 1996               9,477    $60,641    $39,143    $(4,175)   $95,609

Proceeds from exercise of stock options,
  including tax benefits of $148,000            31        185          -          -        185
Proceeds from employee stock purchase plan       3         30          -          -         30
Purchase of treasury stock                       -          -          -       (121)      (121)
Net income                                       -          -      1,423          -      1,423
                                             -----    -------    -------    -------    -------

BALANCE AS OF JANUARY 31, 1997               9,511    $60,856    $40,566    $(4,296)   $97,126
                                             -----    -------    -------    -------    -------
                                             -----    -------    -------    -------    -------






          See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                             (IN THOUSANDS)

                                                            Three months ended
                                                          January 31,  January 31,
                                                             1997         1996
                                                           --------     -------
OPERATING ACTIVITIES:
Net income                                                 $  1,423     $   987
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                               1,769       1,411
  Loss (gain) on sale of property, plant and equipment           (5)          1
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts Receivable                                      15,632      16,133
    Inventories                                             (10,393)     (9,398)
    Prepaid and deferred expenses                              (892)       (262)
    Accounts payable and accrued expenses                   (17,219)     (5,973)
    Other assets/liabilities                                    (38)       (602)
                                                           --------     -------
      Net cash (used in) provided by operating activities    (9,723)      2,297
INVESTING ACTIVITIES:
  Acquisitions                                              (14,877)        -0-
  Seller financing of acquired businesses                       400         -0-
                                                           --------     -------
    Cash paid at closing for acquisitions                   (14,477)        -0-
  Purchases of property, plant and equipment, net            (2,976)     (2,940)
  Other                                                          15         -0-
                                                           --------     -------
      Net cash used in investing activities                 (17,438)     (2,940)
FINANCING ACTIVITIES:
  Net borrowings under revolving credit note                 25,947         925
  Repayments of seller financing of acquired business          (148)       (231)
  Proceeds from employee stock purchase plan                     30          18
  Exercise of stock options                                     185           2
  Purchase of treasury stock                                   (121)          -
  Repayment of long term debt                                     -         (66)
  Other                                                         (75)        (32)
                                                           --------     -------
      Net cash provided by financing activities              25,818         616

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (1,343)        (27)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                5.078       3,494
                                                           --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  3,735     $ 3,467
                                                           --------     -------
                                                           --------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $    213     $   575
                                                           --------     -------
                                                           --------     -------
  Cash paid for income taxes                               $    562     $ 1,189
                                                           --------     -------
                                                           --------     -------

           See notes to consolidated condensed financial statements.

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              JANUARY 31, 1997

1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited, however, the balance sheet at October 31, 1996 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended January 31, 1997 and 1996, the Company's financial position at January 31, 1997 and October 31, 1996, and the cash flows for the three-month periods ended January 31, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The operating results for the first quarter of 1997 are not necessarily indicative of the results that may be expected for the entire year.


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per share is computed by dividing net income by the weighted average shares outstanding. Weighted average shares include the actual shares outstanding and the net additional shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds (including related income tax benefits) to purchase additional shares at the average market price during the interim periods of 1997 and 1996. Only the primary method has been presented, since the number of shares derived under this method is not significantly different from the fully-diluted method.


3.   LONG-TERM DEBT

Long-term debt consists of the following at January 31, 1997:

                                                                       (In thousands)
Senior Debt:

  Unsecured Senior Notes with maturities and interest rates as follows:
       $10,000,000 due April 15, 2001 bearing interest at 6.79%
       $15,000,000 due April 15, 2002 bearing interest at 6.79%
       $10,000,000 due April 15, 2003 bearing interest at 7.21%
       $15,000,000 due April 15, 2006 bearing interest at 7.61%
  Interest is due semi-annually, with an average interest rate of 7 1/8%    $50,000

NationsBank of Texas, N.A. (as lead agent):
  Revolving credit note due January 15, 2001; unsecured; interest is due quarterly at the LIBOR rate plus 0.50% to 1.0%, or at a base rate
  (defined in the agreement as prime)
  At January 31, 1997, the average interest rate on advances was 7.3%        26,100




Seller Financing of Acquired Businesses:

  Various terms, interest rates ranging from 7% to 9%                         2,524

Other, including capital leases                                                 549
                                                                            -------
                                                                             79,173
Less Current Maturities                                                        (933)
                                                                            -------
Long-term Debt                                                              $78,240
                                                                            -------
                                                                            -------

     In January 1997, the Company amended the credit facility with NationsBank and other banks (collectively referred to as "NationsBank"). The financing agreement with NationsBank covers a revolving line of credit up to $80 million U.S. dollars and $25 million Canadian dollars. The financing agreement requires compliance with certain financial ratios and covenants. The obligations of the Company to NationsBank are unsecured.


NOTE 4.   ACQUISITIONS - COMPLETED AND PENDING

     On December 9, 1996, the Company acquired the assets of Metro Roofing Supply, Inc. located in Arkansas for an estimated purchase price of $1,300,000. The purchase price is subject to certain adjustments and was funded with cash.

     On December 13, 1996, the Company acquired the assets of Midwest Thermal Products, Inc., Midwest Insulation and Siding, Inc. and Midwest Insulation and Roofing, Inc. located in Arkansas, Missouri and Oklahoma for an estimated purchase price of $3,300,000. The purchase price is subject to certain adjustments and was funded with seller financing of $400,000 and cash.

     On January 30, 1997, the Company acquired the assets of Boyd
Distributors, a division of Ince Holdings, Ltd. with 17 locations across Canada for an estimated purchase price of $12,000,000. The purchase price is subject to certain adjustments and was funded by the NationsBank revolving credit note.

       In February 1997, the Company signed a letter of intent to acquire Bois Daigle Ltee (Daigle Lumber, Ltd.), a subsidiary of Simard-Beaudry Inc. headquartered in Montreal, Quebec, Canada. The operations to be acquired include 3 locations in Quebec and 4 in the Atlantic provinces of Eastern Canada. The estimated purchase price is $4,900,000 plus assumption of debt of approximately $7,000,000. The transaction is subject to completion of due diligence.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales.

                                                   Three Months Ended
                                          ------------------------------------
                                          January 31, 1997    January 31, 1996
                                          ----------------    ----------------
Net Sales                                       100.0%             100.0%
Cost of Sales                                    80.0               80.7
                                                -----              -----

Gross Profit                                     20.0               19.3
Operating Expenses                               17.6               17.4
                                                -----              -----

Income from Operations                            2.4                1.9
Other Income                                      0.0                0.0
Interest Expense                                  0.8                0.6
                                                -----              -----

Income Before Income Taxes                        1.6                1.3
Provision for Income Taxes                        0.6                0.5
                                                -----              -----

Net Income                                        1.0%               0.8%
                                                -----              -----
                                                -----              -----

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JANUARY 31, 1997 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1996

Net sales increased 17.3% from $120.0 million in the three months ended January 31, 1996 to $140.8 million in the three months ended January 31, 1997, an increase of $20.8 million. Acquisitions and "de novo" branches contributed additional sales for the period of $21.6 million; while same branch sales comparisons for the first quarter were level as the Company's operations in the Western United States were impacted by severe weather conditions.

Gross profit for the quarter increased 21.8% or $5.1 million. Gross margin as a percentage of net sales also increased from 19.3% in the first quarter of fiscal 1996 to 20.0% in the recent period due to improved selling margins in both the Company's Cameron and Ashley divisions.

Operating expenses increased 19.3% from $20.8 million in the 1996 period to $24.9 million in the 1997 period. Operating expenses as a percentage of net sales increased modestly to 17.6% for the quarter from 17.4% in 1996 on a $20.8 million increase in net sales. The increase is attributable to acquisitions and "de novo" branches. The increase as a percentage of sales is primarily due to increased trucking and service costs.

Income from operations increased 44.8% from $2.3 million in the 1996 period to $3.3 million in the 1997 period, and increased as a percentage of net sales from 1.9% to 2.4% primarily due to the increases in the selling margin and higher sales.


As a result of the above factors and an increase in interest expense of $0.3 million, income before income taxes increased

43.5% from $1.6 million in the 1996 period to $2.3 million in the 1997 period. Net income increased 44.2% from $1.0 million in the 1996 period to $1.4 million in the 1997 period. Net income as a percentage of net sales increased from 0.8% in the 1996 period to 1.0% in the 1997 period. Earnings per share increased $.04 per share to $.15 per share on 230,000 more weighted average shares outstanding.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $78.2 million of long-term debt, less current maturities, outstanding as of January 31, 1997, consisting of the facilities described in the 1996 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $9.7 million for the three months ended January 31, 1997 compared to net cash generated from operations of $2.3 million for three months ended January 31, 1996. The decrease in cash generated from operating activities was primarily due to increases in payments of accounts payable resulting from increased working capital requirements and the timing of payments.

Capital expenditures have remained level at $3.0 and $2.9 million for the three months ended January 31, 1997 and 1996, respectively. The Company has budgeted $8.1 million for capital expenditures in fiscal 1997 relating to its current operations, including property, plant and equipment additions and replacements. The Company's fiscal 1997 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

Management believes that funds generated from operations and funds available from bank lines of credit will be sufficient to meet the needs of the Company's current operations for the next 12 months.


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

       (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed by the Registrant during the quarter ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                  (Registrant)




Date:
     -----------------------    --------------------------------------
                                F. Dixon McElwee
                                Vice President/Chief Financial Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                 EXHIBIT INDEX





EXHIBITS                                                             PAGE NO.
--------                                                             --------

   11          Computation of Earnings per Share                        14