Form 10-Q
period 1997-04-30
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1997-06-16
CIK 918858

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                ----------

                                 FORM 10-Q

                                ----------

(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _____________________TO___________________

                          COMMISSION FILE NO. 0-23442

                      CAMERON ASHLEY BUILDING PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


          GEORGIA                                        58-1984957
          -------                                        ----------
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

Yes       X                 No
    -----------                 -----------

        The number of shares of Registrant's Common Stock outstanding at June 10, 1997 was 9,246,466.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

Exhibit Index on page 14.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     --------------------------------------

                                     INDEX
                                     -----


PART I. FINANCIAL INFORMATION                                         PAGE NO.
        ---------------------                                         --------

        Item 1. Consolidated Condensed Financial Statements

                Consolidated Condensed Balance Sheets as of April 30,
                1997 and October 31, 1996                                    3

                Consolidated Condensed Statements of Income for the
                three months and the six months ended April 30, 1997
                and 1996                                                     4

                Consolidated Condensed Statements of Stockholders'
                Equity for the six months ended April 30, 1997               5

                Consolidated Condensed Statements of Cash Flows for the
                six months ended April 30, 1997 and 1996                     6

                Notes to Consolidated Condensed Financial Statements       7-8

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9-11


PART II. OTHER INFORMATION
         -----------------

        Item 4. Submission of Matters to a Vote of Security Holders        12

        Item 6. Exhibits and Reports on Form 8-K                           14

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                     April 30,  October 31,
                                                       1997        1996
                                                     ---------  -----------
                        ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                       $  1,790   $  5,078
     Accounts receivable, net                         102,942     92,932
     Inventories                                       93,642     64,644
     Prepaid expenses and other assets                  3,415      1,223
     Deferred income taxes                              1,732      1,141
                                                     --------   --------
             Total current assets                     203,521    165,018

PROPERTY, PLANT AND EQUIPMENT, NET                     35,625     31,219

INTANGIBLES, NET                                       24,954     22,538

OTHER ASSETS                                            1,174        895

             TOTAL                                   $265,274   $219,670
                                                     --------   --------
                                                     --------   --------

          LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
     Accounts payable                                $ 61,011   $ 54,839
     Accrued expenses                                  12,545     14,956
     Current maturities of debt                         3,125        790
                                                     --------   --------
             Total current liabilities                 76,681     70,585

LONG-TERM DEBT,  LESS CURRENT MATURITIES               85,888     52,078

DEFERRED INCOME TAXES                                   1,402      1,398
                                                     --------   --------
             Total liabilities                        163,971    124,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no
        shares issued and outstanding
     Common stock; no par value; authorized
        20,000,000 shares; 9,684,959 shares issued at
        April 30, 1997, 9,477,480 shares issued
        at October 31, 1996                            62,012     60,641
     Retained earnings                                 43,587     39,143
     Treasury stock, at cost, 440,521 shares at
        April 30, 1997, 431,974 shares at
        October 31, 1996                               (4,296)    (4,175)
                                                     --------   --------
             Total stockholders' equity               101,303     95,609
                                                     --------   --------
             TOTAL                                   $265,274   $219,670
                                                     --------   --------
                                                     --------   --------

           See notes to consolidated condensed financial statements.

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)
                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                            Three Months Ended       Six Months Ended
                                            --------------------   --------------------

                                            April 30,  April 30,   April 30,  April 30,
                                              1997       1996        1997       1996
                                            ---------  ---------   ---------  ---------

NET SALES                                    $175,463   $135,085    $316,359   $255,127

COST OF SALES
                                              140,696    108,495     253,392   205,390
                                            ---------  ---------   ---------  ---------

   GROSS PROFIT                                34,767     26,590      62,967    49,737

OPERATING EXPENSES                             28,517     21,685      53,427    42,522
                                            ---------  ---------   ---------  ---------

INCOME FROM OPERATIONS                          6,250      4,905       9,540     7,215

OTHER INCOME                                      145         32         151        41

INTEREST EXPENSE                               (1,449)      (818)     (2,542)   (1,566)
                                            ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAXES                      4,946      4,119       7,149     5,690

PROVISION FOR INCOME TAXES                      1,888      1,484       2,705     2,069
                                            ---------  ---------   ---------  ---------

INCOME BEFORE EXTRAORDINARY CHARGE             $3,058     $2,635      $4,444    $3,621

Extraordinary charge - early extinguishment
    of debt, net of income tax                      0        245           0       245
                                            ---------  ---------   ---------  ---------

NET INCOME                                     $3,058     $2,390      $4,444    $3,376
                                            ---------  ---------   ---------  ---------
                                            ---------  ---------   ---------  ---------

INCOME PER SHARE BEFORE
EXTRAORDINARY CHARGE                            $0.32      $0.29       $0.47     $0.40
                                            ---------  ---------   ---------  ---------
                                            ---------  ---------   ---------  ---------

INCOME PER SHARE AFTER
EXTRAORDINARY CHARGE                            $0.32      $0.26       $0.47     $0.37
                                            ---------  ---------   ---------  ---------
                                            ---------  ---------   ---------  ---------

WEIGHTED AVERAGE SHARES OUTSTANDING             9,437      9,117       9,392     9,117
                                            ---------  ---------   ---------  ---------
                                            ---------  ---------   ---------  ---------


                See notes to consolidated condensed financial statements.

               CAMERON ASHLEY BUILDING PRODUCTS, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (UNAUDITED)
                            (IN THOUSANDS)

                                                COMMON STOCK
                                              ----------------   RETAINED  TREASURY
                                              SHARES   VALUE     EARNINGS   STOCK       TOTAL
                                              ------   -----     --------   -----       -----
BALANCE AS OF OCTOBER 31, 1996                9,477   $60,641    $39,143   $(4,175)   $ 95,609

Proceeds from exercise of stock options,
 including tax benefits of $977,000             201     1,300          -         -       1,300
Proceeds from employee stock purchase plan        7        71          -         -          71
Purchase of 8,547 shares of treasury stock       -          -          -      (121)       (121)
Net income                                       -          -      4,444         -       4,444
                                             -----    -------    -------   -------    --------
BALANCE AS OF APRIL 30, 1997                 9,685    $62,012    $43,587   $(4,296)   $101,303
                                             -----    -------    -------   -------    --------
                                             -----    -------    -------   -------    --------

               See notes to consolidated condensed financial statements

                       CAMERON ASHLEY BUILDING PRODUCTS, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                    (IN THOUSANDS)

                                                           Six months ended
                                                          April 30,  April 30,
                                                            1997       1996
                                                            ----       ----
OPERATING ACTIVITIES:
Net income                                                 $4,444     $3,376
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                          3,553      2,915
     Loss (gain) on sale of  property, plant and
      equipment                                               (23)       (13)
     Deferred income taxes                                   (588)         -
     Changes in operating assets and liabilities,
      net of acquisitions:
          Accounts Receivable                                (216)     7,083
          Inventories                                     (19,919)   (11,050)
          Prepaid and deferred expenses                    (2,060)        18
          Accounts payable and accrued expenses            (1,190)       (60)
          Other assets/liabilities                         (1,422)    (1,386)
                                                         --------   --------
                Net cash (used in) provided by
                 operating activities                     (17,421)       883
INVESTING ACTIVITIES:
     Acquisitions                                         (16,572)    (2,870)
     Purchases of property, plant and equipment, net       (6,321)    (3,906)
     Other                                                     (8)       (13)
                                                         --------   --------
                Net cash used in investing activities     (22,901)    (6,789)
FINANCING ACTIVITIES:
     Net borrowings under revolving credit note            36,415     49,418
     Repayments of seller financing of acquired business     (273)    (2,350)
     Debt issuance costs - CAFS                              (183)         -
     Proceeds from employee stock purchase plan                71         57
     Exercise of stock options                              1,300        965
     Purchase of treasury stock                              (121)    (1,292)
     Repayment of long term debt                                -    (35,069)
     Other                                                   (175)       (85)
                                                         --------   --------
                Net cash provided by financing
                 activities                                37,034     11,644

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                               (3,288)     5,738
CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                    5,078      3,494
                                                         --------   --------
     END OF PERIOD                                       $  1,790   $  9,232
                                                         --------   --------
                                                         --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
        Cash paid for interest                           $  2,210   $  1,602
                                                         --------   --------
                                                         --------   --------
        Cash paid for income taxes                       $  2,817   $  2,809
                                                         --------   --------
                                                         --------   --------

         See notes to consolidated condensed financial statements.

                  CAMERON ASHLEY BUILDING PRODUCTS, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              APRIL 30, 1997




1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1996 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and six month periods ended April 30, 1997 and 1996, the Company's financial position at April 30, 1997 and October 31, 1996, and the cash flows for the three month and six month periods ended April 30, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The operating results for the second quarter and for the six-month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

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

3. LONG-TERM DEBT

Long-term debt consists of the following at April 30, 1997:

                                                                  (In thousands)
Senior Debt:

  Unsecured Senior Notes with maturities and interest rates as follows:
     $10,000,000 due April 15, 2001 bearing interest at 6.79%
     $15,000,000 due April 15, 2002 bearing interest at 6.79%
     $10,000,000 due April 15, 2003 bearing interest at 7.21%
     $15,000,000 due April 15, 2006 bearing interest at 7.61%
  Interest is due semi-annually, with an average interest rate
   of 7 1/8%                                                         $50,000

NationsBank of Texas, N.A. (as lead agent):
  Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate plus 0.50% to 1.0%, or at a base rate (defined in the agreement as prime)
  At April 30, 1997, the average interest rate on advances was 6.4%   34,285

BankOne, Texas, N.A.
  Revolving credit note due within one year from the date of any borrowings, secured by consumer notes held by CAFS, interest due monthly at base rate less 1.375%, currently at 7.125% (defined
   in the agreement as prime rate)                                     2,129

Seller Financing of Acquired Businesses:

  Various terms, interest rates ranging from 7% to 9%                  1,929

Other, including capital leases                                          670
                                                                     -------
                                                                      89,013
Less Current Maturities                                               (3,125)
                                                                     -------
Long-term Debt                                                       $85,888
                                                                     -------
                                                                     -------

   In December 1996, the Company entered into a warehouse line of credit of $20 million with BankOne, Texas, N.A. The financing agreement provides for advances secured by consumer notes, to fund home improvement loans for products sourced by Cameron Ashley branches.

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

NOTE 4. ACQUISITIONS - COMPLETED AND PENDING

   On April 1, 1997, the Company acquired certain assets and liabilities of Contractors Supply, Inc. located in Lincoln and Omaha, Nebraska for an estimated purchase price of $2,100,000. The purchase price is subject to certain adjustments and was funded by the NationsBank revolving credit note.

   On May 5, 1997, the Company acquired all of the issued and outstanding stock of Boise Daigle, Ltd., a subsidiary of Simard-Beaudry Inc. which is headquartered in Montreal, Quebec, Canada. The operations include 7 locations in Quebec and Eastern Canada. The estimated purchase price is $4,900,000 CDN$ plus assumption of debt of approximately $12,100,000 CDN$. The purchase price is subject to certain adjustments and was funded by the NationsBank revolving credit note.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales.

------------------------------------------------------------------------------

                               Three Months Ended         Six Months Ended
                              ---------------------     --------------------
                              April 30,   April 30,     April 30,  April 30,
                                1997        1996          1997       1996
                                ----        ----          ----       ----

Net Sales                      100.0%      100.0%        100.0%     100.0%
Cost of Sales                   80.2        80.3          80.1       80.5
                                ----        ----          ----       ----
Gross Profit                    19.8        19.7          19.9       19.5
Operating Expenses              16.3        16.1          16.9       16.7
                                ----        ----          ----       ----
Income from Operations           3.6         3.6           3.0        2.8
Other (Income) Expense          (0.1)        0.0           0.0        0.0
Interest Expense                 0.8         0.6           0.8        0.6
                                ----        ----          ----       ----
Income Before Income Taxes       2.8         3.0           2.3        2.2
Provision for Income Taxes       1.1         1.1           0.9        0.8
                                ----        ----          ----       ----
Income before extraordinary
 charge                          1.7%        1.9%          1.4%       1.4%
                                ----        ----          ----       ----
                                ----        ----          ----       ----

------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER ENDED APRIL 30, 1997 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1996

Net sales increased 29.9% from $135.1 million in the three months ended April 30, 1996 to $175.5 million in the three months ended April 30, 1997, an increase of $40.4 million. Same branch sales for the second quarter increased 1.7% or $2.3 million, the remaining $38.1 million in additional sales was contributed from acquisitions and new branch openings.

Gross profit for the second quarter increased $8.2 million or 30.8% on higher sales, and as a percentage of net sales increased 0.1% to 19.8% compared to the same period in 1996. Gross profit percentage was affected favorably during the quarter as a result of an improved selling margin and increased purchasing power resulting from the Company's larger operating base.

Operating expenses increased 31.5% from $21.7 million in the 1996 period to $28.5 million in the 1997 period and increased modestly as a percentage of net sales from 16.1% to 16.3% on a $40.4 million increase in net sales. This percentage increase is primarily due to sales mix and delivery costs. Operating expenses include both branch operations expenses as well as corporate overhead costs and the dollar increase is due to acquisitions and new branch openings.

Income from operations increased 27.4% from $4.9 million in the 1996 period to $6.3 million in the 1997 period, and remained unchanged as a percentage of net sales at 3.6%.

As a result of the above factors and an increase in interest expense of $0.6 million, income before income taxes increased 20.1% from $4.1 million in the 1996 period to $4.9 million in the 1997 period. Income before the extraordinary charge increased 16.1% from $2.6 million in the 1996 period to $3.1 million in the 1997 period. Income before the extraordinary charge as a percentage of net sales decreased from 1.9% in the 1996 period to 1.7% in the 1997 period. Earnings per share before the extraordinary charge increased $.03 per share to $.32 per share on 3.5% more shares outstanding.

In the second quarter of 1996, the Company recorded an extraordinary charge of $245,000 or $0.03 per share, net of tax benefit, in connection with the early retirement of a total of $43.6 million principal amount of debt. Net income per share after the one-time extraordinary charge was $0.26.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

Net sales increased 24.0% from $255.1 million in the six months ended April 30, 1996, to $316.4 million in the six months ended April 30, 1997, an increase of $61.2 million. Acquisitions and new branches contributed additional sales for the six month period ended April 30, 1997 of $58.9, while same branch sales for the period increased $2.3 million or 0.9%. This sales growth continues to reflect the benefits of acquisitions and the introduction of new product lines to acquired locations where possible.

Gross profit for the six month period increased 26.6%, and as a percentage of net sales increased from 19.5% in the 1996 period to 19.9% in the 1997 period. The increase in gross profit results from improved selling margins and increased purchasing power resulting from the Company's larger operating base.

Operating expenses increased 25.6% from $42.5 million in the 1996 period to $53.4 million in the 1997 period, and increased modestly as a percentage of net sales from 16.7% to 16.9%. The dollar increase in operating expenses results primarily from acquisitions and new branches. As a percentage of sales, the increase is due to higher operating costs in the second quarter associated with sales mix and delivery costs.

Income from operations increased 32.2% from $7.2 million in the 1996 period to $9.5 million in the 1997 period and increased as a percentage of net sales from 2.8% to 3.0%. The increase in income from operations as a percentage of net sales is primarily due to the increases in the selling margin and higher sales.

As a result of the above factors and increased interest expense, income before income taxes increased 25.6% from $5.7 million in the 1996 period to $7.1 million in the 1997 period. Income before the extraordinary charge increased 22.7% from $3.6 million in the 1996 period to $4.4 million in the 1997 period, and income before the extraordinary charge as a percentage of net sales remained stable at 1.4% during the six month period. Earnings per share before the extraordinary charge increased $.07 per share from $.40 per share in the 1996 period to $.47 per share in the 1997 period on 3.0% more shares outstanding.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $85.9 million of long-term debt, less current maturities, outstanding as of April 30, 1997, consisting of the facilities described in the 1996 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $17.4 million for the six months ended April 30, 1997 compared to net cash generated from operations of $.9 million for six months ended April 30, 1996. This increase is primarily due to increased seasonal inventory purchases during the first and second quarters.

Capital expenditures were $6.3 million and $3.9 million for the six months ended April 30, 1997 and 1996, respectively. The Company has budgeted $8.1 million for capital expenditures in fiscal 1997 relating to its current operations, including property, plant and equipment additions and replacements. The Company's fiscal 1997 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                         PART II. OTHER INFORMATION




ITEM 4.    Submission of Matters to a Vote of Security Holders

   (a)-(b) At the Company's Annual Meeting of Shareholders on March 4, 1997, the following directors were elected for a term of three years:

          Class III
          ---------
          J. Veronica Biggins
          Richard L. Cravey
          Allen J. Keesler


   The following directors continued their terms of office as directors of the Company after the Annual Meeting:

          Class I                          Class II
          -------                          --------
          Ronald R. Ross                   Walter J. Muratori
          Edwin A. Wahlen, Jr.             Charles C. Schoen III
          Donald S. Huml                   Don A. Rice
                                           Harry K. Hornish

   (c)    The following matters were voted upon at the Annual Meeting:

                                                         For       Against       Votes Withheld
                                                      ---------    --------      --------------

         1. Directors:
            J. Veronica Biggins                       7,019,585           0          7,502
            Richard L. Cravey                         7,020,217           0          6,870
            Allen J. Keesler, Jr.                     7,020,123           0          6,964

         2. Adoption of the Company's 1996 Stock
            Incentive Plan                            4,326,892   1,708,145          5,958

         3. Ratification of Deloitte & Touche LLP
            as independent certified public
            accountants for fiscal year ended
            10/31/97                                  7,026,349          67            671

ITEM 6.  Exhibits and Reports on Form  8-K

   (a)   Exhibits

   Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

   (b)   Reports on Form 8-K

   There were no reports on Form 8-K filed by the Registrant during the quarter ended April 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                         (Registrant)




Date:    June 16, 1997                         /s/ F. Dixon McElwee
      --------------------             --------------------------------------
                                       F. Dixon McElwee
                                       Vice President/Chief Financial Officer

                      CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX





EXHIBITS                                                              PAGE NO.
--------                                                              --------

10.18.2 Second Restated Credit Agreement dated January 29, 1997 among the Company, CABP Canada, Inc., NationsBank of Texas, National Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders

10.18.3    First Amendment to Second Restated Credit Agreement dated
           May 23, 1997 among the Company, CABP Canada, Inc., NationsBank of Texas, National Association, as Agent and Issuing Bank,
           ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders

11         Computation of Earnings per Share

27         Financial Data Schedule