Form 10-Q
period 1997-07-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1997-09-15
CIK 918858

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q

                                 --------------

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                          COMMISSION FILE NO. 0-23442

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            GEORGIA                                          58-1984957
  -------------------------------                         ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                       11651 PLANO ROAD, DALLAS TX 75243
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Yes     X          No
    ---------         ---------

       The number of shares of Registrant's Common Stock outstanding at September 8, 1997 was 9,272,285.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

             CAMERON ASHLEY BUILDING PRODUCTS, INC.

                            INDEX



PART I. FINANCIAL INFORMATION                                          PAGE NO.

        Item 1. Consolidated Condensed Financial Statements
                Consolidated Condensed Balance Sheets as of July 31,
                  1997 and October 31, 1996                                   3

                Consolidated Condensed Statements of Income for the three
                  months and the nine months ended July 31, 1997 and 1996     4

                Consolidated Condensed Statements of Stockholders' Equity
                  for the nine months ended July 31, 1997                     5

                Consolidated Condensed Statements of Cash Flows for the
                  nine months ended July 31, 1997 and 1996                    6

                Notes to Consolidated Condensed Financial Statements        7-8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-11

        Item 3. Quantitative and Qualitative Disclosures About Market
                  Risk                                                       11

PART II.  OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                             12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                       CAMERON ASHLEY BUILDING PRODUCTS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                                   (IN THOUSANDS)
                                                           July 31,  October 31,
                                                             1997      1996
                                                           --------   ----------

                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $  6,898    $  5,078
  Accounts and notes receivable, net                        123,066      92,932
  Inventories                                                98,813      64,644
  Prepaid expenses and other assets                           4,355       1,223
  Deferred income taxes                                       1,732       1,141
                                                           --------    --------
      Total current assets                                  234,864     165,018

PROPERTY, PLANT AND EQUIPMENT, NET                           39,910      31,219
INTANGIBLES, NET                                             24,631      22,538

OTHER ASSETS                                                  1,120         895
                                                           --------    --------
      TOTAL                                                $300,525    $219,670
                                                           --------    --------
                                                           --------    --------
          LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 66,854    $ 54,839
  Accrued expenses                                           21,110      14,956
  Warehouse line of credit                                    6,993           -
  Current maturities of debt and notes payable                  958         790
                                                           --------    --------
      Total current liabilities                              95,915      70,585

LONG-TERM DEBT, LESS CURRENT MATURITIES                      96,734      52,078

DEFERRED INCOME TAXES                                         1,444       1,398
                                                           --------    --------
      Total liabilities                                     194,093     124,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock; authorized 100,000 shares, no shares
    issued and outstanding
Common stock; no par value; authorized 20,000,000 shares;
    9,693,610 shares issued at July 31, 1997
    9,477,480 shares issued at October 31, 1996              62,115      60,641
  Retained earnings                                          48,631      39,143
  Treasury stock, at cost, 440,521 shares at July 31,
    1997, 431,974 shares at October 31, 1996                 (4,296)     (4,175)
  Foreign currency translation                                  (18)          -
                                                           --------    --------
      Total stockholders' equity                            106,432      95,609
                                                           --------    --------
      TOTAL                                                $300,525    $219,670
                                                           --------    --------
                                                           --------    --------

            See notes to consolidated condensed financial statements.

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended        Nine Months Ended
                                             ---------------------     ---------------------
                                             July 31,     July 31,     July 31,     July 31,
                                               1997         1996         1997         1996
                                             ---------------------     ---------------------
NET SALES                                    $219,118     $163,852     $535,543     $418,978

COST OF SALES                                 176,278      131,676      429,724      337,064
                                             --------     --------     --------     --------

  GROSS PROFIT                                 42,840       32,176      105,819       81,914

OPERATING EXPENSES                             32,932       24,181       86,368       66,705
                                             --------     --------     --------     --------

INCOME FROM OPERATIONS                          9,908        7,995       19,451       15,209

OTHER (INCOME) EXPENSE                           (127)           9         (277)         (31)

INTEREST EXPENSE                                1,618        1,009        4,184        2,576
                                             --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                      8,417        6,977       15,544       12,664

PROVISION FOR INCOME TAXES                      3,359        2,811        6,056        4,877
                                             --------     --------     --------     --------

INCOME BEFORE EXTRAORDINARY CHARGE           $  5,058     $  4,166     $  9,488     $  7,787

EXTRAORDINARY CHARGE - EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAX                                        0            0            0          245
                                             --------     --------     --------     --------

NET INCOME                                   $  5,058     $  4,166     $  9,488     $  7,542
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------

INCOME PER SHARE BEFORE
  EXTRAORDINARY CHARGE                       $   0.54     $   0.45     $   1.01     $   0.85
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------

NET INCOME PER SHARE AFTER
  EXTRAORDINARY CHARGE                       $   0.54     $   0.45     $   1.01     $   0.82
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   9,427        9,255        9,404        9,163
                                             --------     --------     --------     --------
                                             --------     --------     --------     --------


          See notes to consolidated condensed financial statements.

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                  COMMON STOCK                              FOREIGN
                                                ----------------     RETAINED   TREASURY    CURRENCY
                                                SHARES     VALUE     EARNINGS     STOCK    TRANSLATION    TOTAL
                                                ------     -----     --------   --------   -----------    -----
BALANCE AS OF OCTOBER 31, 1996                   9,477    $60,641     $39,143    $(4,175)          -     $ 95,609

Proceeds from exercise of stock options,
  including tax benefits of $988,000               207      1,366           -          -           -        1,366
Proceeds from employee stock purchase plan          10        108           -          -           -          108
Purchase of 8,547 shares of treasury stock           -          -           -       (121)          -         (121)
Foreign currency translation                                                                     (18)         (18)
Net income                                           -          -       9,488          -           -        9,488
                                                ------    -------     -------    -------      ------     --------

BALANCE AS OF JULY 31, 1997                      9,694    $62,115     $48,631    $(4,296)       ($18)    $106,432
                                                ------    -------     -------    -------      ------     --------
                                                ------    -------     -------    -------      ------     --------


         See notes to consolidated condensed financial statements

                 CAMERON ASHLEY BUILDING PRODUCTS, INC.
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                             (IN THOUSANDS)

                                                                Nine months ended
                                                             -----------------------
                                                             July 31,       July 31,
                                                               1997           1996
                                                             -----------------------
OPERATING ACTIVITIES:
Net income                                                   $  9,488       $  7,542
Adjustments to reconcile net income to cash provided by
  operating activities:
     Depreciation and amortization                              5,471          4,312
     Loss (gain) on sale of property, plant and equipment         (54)           (38)
     Deferred income taxes                                       (587)             -
     Changes in operating assets and liabilities, net of
       acquisitions:
          Accounts and Notes Receivable                       (11,336)         3,473
          Inventories                                         (17,557)       (10,043)
          Prepaid and deferred expenses                        (2,705)           (96)
          Accounts payable and accrued expenses                 3,627          5,887
          Borrowings on warehouse line of credit                6,993              -
          Other assets/liabilities                              1,533           (700)
                                                             --------       --------
                Net cash provided by operating activities      (5,127)        10,337
INVESTING ACTIVITIES:
     Acquisitions                                             (26,660)       (24,317)
     Seller financing of acquired businesses                        -            500
                                                             --------       --------
     Cash paid at closing for acquisitions                    (26,660)       (23,817)
     Purchases of property, plant and equipment, net           (8,758)        (5,374)
     Other                                                        (33)            (7)
                                                             --------       --------
                  Net cash used in investing activities       (35,451)       (29,198)
FINANCING ACTIVITIES:
     Net Borrowings under revolving credit note                41,880              -
     Borrowings under Senior Debt                                   -         50,000
     Issuance costs paid on Senior Debt and notes payable        (182)          (751)
     Repayments of seller financing of acquired business         (389)        (2,431)
     Proceeds from employee stock purchase plan                   108             86
     Exercise of stock options                                  1,366          1,736
     Purchase of treasury stock                                  (121)        (1,292)
     Repayment of long term debt                                    -        (30,067)
     Other                                                       (264)          (168)
                                                             --------       --------
                  Net cash provided by financing activities    42,398         17,113

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            1,820         (1,748)
CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                        5,078          3,494
                                                             --------       --------
     END OF PERIOD                                           $  6,898       $  1,746
                                                             --------       --------
                                                             --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
         Cash paid for interest                              $  2,917       $  1,728
                                                             --------       --------
                                                             --------       --------
         Cash paid for income taxes                          $  3,162       $  4,331
                                                             --------       --------
                                                             --------       --------

       See notes to consolidated condensed financial statements.

               CAMERON ASHLEY BUILDING PRODUCTS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JULY 31, 1997


1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited, however, the balance sheet at October 31, 1996 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods ended July 31, 1997 and 1996, the Company's financial position at July 31, 1997 and October 31, 1996, and the cash flows for the nine-month periods ended July 31, 1997 and 1996. These adjustments are of a normal recurring nature.

FOREIGN CURRENCY TRANSLATION in stockholders' equity reflects the unrealized adjustment resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

The operating results for the third quarter and for the nine-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the entire year.

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

3.  LONG-TERM DEBT

Long-term debt consists of the following at July 31, 1997:        (In thousands)

Senior Debt:

   Unsecured Senior Notes with maturities and interest rates as follows:
     $10,000,000 due April 15, 2001 bearing interest at 6.79%
     $15,000,000 due April 15, 2002 bearing interest at 6.79%
     $10,000,000 due April 15, 2003 bearing interest at 7.21%
     $15,000,000 due April 15, 2006 bearing interest at 7.61%          $50,000
   Interest is due semi-annually, with an average interest rate of 7 1/8%.

NationsBank of Texas, N.A. (as lead agent):
   Revolving credit note due January 15, 2002; unsecured;
   interest is due quarterly at the LIBOR rate plus 0.50%
   to 1.0%, or at a base rate (defined in the agreement as prime)
   At July 31, 1997, the average interest rate on advances was 6.7%     45,229

BankOne Texas, N.A.
   Revolving credit note due within one year from the date of any borrowings, secured by consumer notes held by CAFS, interest due monthly at base rate (defined in the agreement as prime rate)
   less 1.375%, currently at 7.125%                                      6,993

Seller Financing of Acquired Businesses:

     Various terms, interest rates ranging from 7% to 9%                 1,814

Other, including capital leases                                            649
                                                                      --------
                                                                       104,685
Less Current Maturities                                                 (7,951)
                                                                      --------
Long-term Debt                                                        $ 96,734
                                                                      --------
                                                                      --------

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

NOTE 4.  ACQUISITIONS - COMPLETED AND PENDING

     On May 5, 1997, the Company acquired all of the issued and outstanding stock of Bois Daigle, Ltee. (Daigle Lumber Ltd.), a subsidiary of Simard-Beaudry Inc. which is headquartered in Montreal, Quebec, Canada. The operations include 7 locations in Quebec and Eastern Canada. The purchase price was $5,000,000 plus assumption of debt of $12,300,000. The purchase price is subject to certain post-closing adjustments and was funded by the NationsBank revolving credit note.

     On June 20, 1997, the Company acquired certain assets of DMG Supply, a siding distributor with locations in Greer, Rockhill, and Anderson, South Carolina for a purchase price of $378,000. The purchase price is subject to certain post-closing adjustments and was funded by the NationsBank revolving credit note.

     On August 22, 1997, the Company acquired certain assets of Vinyl Wholesale Supply located in Greensboro, North Carolina for a purchase price of $543,000. The purchase price is subject to certain post closing adjustments and was funded by the NationsBank revolving credit note.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales. All percentages are before the one-time extraordinary charge.

                                            (In thousands except per share amounts)

                                            Three Months Ended    Nine Months Ended
                                            -------------------   -------------------
                                            July 31,   July 31,   July 31,   July 31,
                                              1997       1996       1997       1996
                                            --------   --------   --------   --------

Net Sales                                    100.0%     100.0%     100.0%     100.0%
Cost of Sales                                 80.4       80.4       80.2       80.4
                                             -----      -----      -----      -----

Gross Profit                                  19.6       19.6       19.8       19.6
Operating Expenses                            15.1       14.8       16.2       16.0
                                             -----      -----      -----      -----

Income from Operations                         4.5        4.8        3.6        3.6
Other (Income) Expense                        (0.1)       0.0       (0.1)       0.0
Interest Expense                               0.8        0.6        0.8        0.6
                                             -----      -----      -----      -----

Income Before Income Taxes                     3.8        4.2        2.9        3.0
Provision for Income Taxes                     1.5        1.7        1.1        1.1
                                             -----      -----      -----      -----

Income before extraordinary charge in 1996     2.3%       2.5%       1.8%       1.9%
                                             -----      -----      -----      -----
                                             -----      -----      -----      -----

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIRD QUARTER ENDED JULY 31, 1997 COMPARED TO THIRD QUARTER ENDED JULY 31, 1996

Net sales increased 33.7% from $163.9 million in the three months ended July 31, 1996 to $219.1 million in the three months ended July 31, 1997, an increase of $55.2 million. Same branch sales for the third quarter increased 0.9% or $1.5 million, the remaining $53.7 million in additional sales was contributed from acquisitions and new branch openings.

Gross profit for the third quarter increased $10.7 million or 33.1% on higher sales, and remained unchanged as a percentage of net sales at 19.6%.

Operating expenses increased 36.0% from $24.2 million in the 1996 period to $32.9 million in the 1997 period and increased as a percentage of net sales from 14.8% to 15.1%. Operating expenses include both branch operations expenses as well as corporate overhead costs and increased primarily as a result of acquisitions and new branch openings. As a percentage of sales, the increase is primarily due to sales mix, overhead and delivery costs.

Income from operations increased 23.8% from $8.0 million in the 1996 period to $9.9 million in the 1997 period, and decreased as a percentage of net sales from 4.8% to 4.5%.

As a result of the above factors and an increase in interest expense of $0.6 million, income before income taxes increased 20.0% from $7.0 million in the 1996 period to $8.4 million in the 1997 period. Net income increased 21.4% from $4.2 million in the 1996 period to $5.1 million in the 1997 period. Net income as a percentage of net sales decreased from 2.5% in the 1996 period to 2.3%
in the 1997 period. Earnings per share before the extraordinary charge increased $.09 per share to $.54 per share on 9,427,000 weighted average shares outstanding.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

Net sales increased 27.8% from $419.0 million in the nine months ended July 31, 1996, to $535.5 million in the nine months ended July 31, 1997, an increase of $116.5 million. Acquisitions and new branches contributed additional sales for the nine month period ended July 31, 1997 of $112.5; while same branch sales for the period increased $4.0 million or 1.0%. This sales growth continues to reflect the benefits of acquisitions and the introduction of new product lines to acquired locations.

Gross profit for the nine month period increased $23.9 million or 29.2% on higher sales, and as a percentage of net sales increased from 19.6% in the 1996 period to 19.8% in the 1997 period. The increase in gross profit resulted from an improved selling margin and greater purchasing power from the Company's larger operating base.

Operating expenses increased 29.5% from $66.7 million in the 1996 period to $86.4 million in the 1997 period, and increased as a percentage of net sales from 16.0% to 16.2%. The dollar increase in operating expenses resulted primarily from acquisitions and new branches. As a percentage of sales, the increase was due to higher operating costs in the second and third quarter associated with sales mix, overhead and delivery costs.

Income from operations increased 28.3% from $15.2 million in the 1996 period to $19.5 million in the 1997 period and remained unchanged as a percentage of net sales at 3.6%.

As a result of the above factors, income before income taxes increased 22.0% from $12.7 million in the 1996 period to $15.5 million in the 1997 period. Income before the extraordinary charge in 1996 increased 21.8% from $7.8 million in the 1996 period to $9.5 million in the 1997 period, and income before the extraordinary charge in 1996 as a percentage of net sales decreased from 1.9% to 1.8% during the nine month period. Earnings per share before the extraordinary charge in 1996 increased $.16 per share from $.85 per share in the 1996 period to $1.01 per share in the 1997 period on 2.6% more weighted average shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $96.7 million of long-term debt, less current maturities, outstanding as of July 31, 1997, consisting of the facilities described in the Company's 1996 Annual Report on Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $5.1 million for the nine months ended July 31, 1997 compared to net cash generated from operations of $10.3 million for nine months ended July 31, 1996. This change is primarily due to increases in inventories and receivables in the second and third quarter of 1997.

Capital expenditures were $8.8 million and $5.4 million for the nine months ended July 31, 1997 and 1996, respectively. The increase was attributable to acquisitions or acquiring equipment, primarily trucks, previously financed under operating leases.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      PART II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form  8-K

     (a)  Exhibits

     Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

     (b)  Reports on Form 8-K

     During the quarter ended July 31, 1997, the Registrant did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                       (Registrant)




Date: September 15, 1997                    /s/ F. Dixon McElwee
                                   --------------------------------------
                                   F. Dixon McElwee
                                   Vice President/Chief Financial Officer

                CAMERON ASHLEY BUILDING PRODUCTS, INC.

                            EXHIBIT INDEX


EXHIBITS
--------

  11       Computation of Earnings per Share

  27       Financial Data Schedule