Form 10-K
period 1997-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1998-01-29
CIK 918858

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ___________________________________

                                   FORM  10-K
(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act 1934 [Fee Required] For the fiscal year ended October 31, 1997 or

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
  (State or other jurisdiction of                 (I.R.S. Employer Identifica-
  incorporation or organization)                            tion No.)

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

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.  Yes   X      No
                                -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (7,780,945 shares) on January 23, 1998:
$126,926,665.

     The number of shares of Common Stock of the Registrant outstanding as of January 23, 1998 was 9,330,981 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY TO BE HELD MARCH 3, 1998, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER OCTOBER 31, 1997.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Cameron Ashley Building Products, Inc., (together with its principal operating subsidiaries Wm. Cameron & Co. ("Cameron"), Ashley Aluminum, Inc. ("Ashley"), Cameron Ashley Canada, Inc. ("CA Canada") and Cameron Ashley Financial Services, Inc. ("CAFS"), (collectively the "Company") is a North American national distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work and in new residen-tial and commercial construction. The Company's product lines include roofing, millwork, pool and patio enclosure materials, insulation, siding, steel prod-ucts, industrial metals and a variety of other building materials. The Company distributes its products through its extensive 145-branch network to independent building materials dealers, national co-ops, professional builders, large contractors and mass merchandisers but does not target individual homeowners directly. The Company also provides financing for home improvement projects using its existing customer base through CAFS. As a result of its successful expansion program, the Company currently operates distribution facilities in 31 states and 9 provinces in Canada and serves markets in all 50 states, all of Canada and parts of Mexico.

HISTORY OF THE BUILDING MATERIALS DISTRIBUTION CHANNEL

     Prior to the 1970's, building materials distribution in both rural and metropolitan markets was handled largely by independent dealers (i.e., lumber-yards and hardware stores). These dealers, who generally purchased their products from distributors, sold building products directly to homeowners and small contractors as well as to large contractors and homebuilders.

     The advent of mass merchandisers, such as Home Depot and Lowe's, in the late 1970's and 1980's altered this distribution channel dramatically in metropolitan markets as these retailers displaced many metropolitan dealers. A core strength of these mass merchandisers was marketing a broad range of competitively priced home improvement and do-it-yourself products to the homeowner and small contractor. Accordingly, most independent building materi-als distributors, who traditionally sold building products to metropolitan dealers, redirected their efforts and worked to (i) sell directly to large contractors and homebuilders in metropolitan markets, and (ii) provide mass merchandisers with fill-in and specialty products that mass merchandisers would not stock in their retail inventory.

     This distribution structure remains in place today. In metropolitan areas, mass merchandisers primarily sell products to retail customers such as homeown-ers and small contractors. In rural areas, dealers (lumberyards and hardware stores) sell products to homeowners and small contractors as well as to large contractors and professional homebuilders. Independent building products distributors, such as the Company, and major manufacturers, such as Georgia Pacific and Weyerhaeuser, do not sell directly to retail customers. Instead, they distribute products to (i) professional homebuilders and contractors in metropolitan markets, (ii) dealers in rural markets, and (iii) mass merchandis-ers in metropolitan areas.

INDUSTRY OVERVIEW

     According to NATIONAL HOME CENTER NEWS, U.S. wholesale sales by the top 150 building products distributors were approximately $28.3 billion in 1996 compared to $26.8 billion in 1995. The building products distribution industry is fragmented and characterized by a large number of small local or regional distribution companies and a small number of major corporations with national distribution capability. Many distributors are privately owned, relationship based companies that emphasize service, delivery and reliability to their customers. As a result of their small size, however, these companies generally lack the purchasing power of a larger entity, may lack the resources to offer multiple brands and broad lines of products and may not possess sophisticated inventory management and control systems necessary to operate efficiently in multiple branches. Management believes that the competitive environment faced by small distributors, coupled with the desire of many owners of such distributors for liquidity, has prompted a trend toward industry consolidation and that such consolidation offers significant opportunities to expansion-oriented distributors such as the Company.

INDUSTRY CONSOLIDATION

     The consolidation trend in the industry is supported and driven by both
(i) the benefits to major building products manufacturers, (ii) the mass merchandisers' desire for nationwide servicing of their retail stores and (iii) the national home builders' such as Centex Corp. and D. R. Horton, Inc. desire for servicing of their sub-divisions. The advent of emerging national building products distributors, such as the Company, is creating an opportunity for building products manufacturers to negotiate national or regional supply arrangements with targeted distributors. Management believes that building products manufacturers have begun to recognize that reliance on targeted national distributors helps the manufacturers improve their mix of higher margin products, control inventory costs, lessen credit risk and maintain product availability over a broad territory. Management expects that the evolution of this trend will enable large distributors to expand their services and receive competitive pricing and purchasing terms from manufacturers.

     Management also believes that as mass merchandisers gain retail market share and seek to control their inventory costs on non-commodity and specialty products, these companies will become more important customers to the Company. The Company is increasingly able to offer these mass merchandisers a reliable supply of fill-in and specialty products on a nationwide basis. This value-added service enhances the mass merchandisers' ability to (i) offer their retail customers, particularly the small contractor, the broadest possible selection of building products and (ii) manage their retail store inventories. The national home builder will also become a more important customer to the Company as they seek to reduce invoice processing costs and increase business with suppliers who can provide multi-market distribution. In many cases, the Company's major vendors (manufacturers) seek assistance distributing their products to these mass merchandisers and national home builders.

COMPANY STRATEGY

  GENERAL

     The Company's primary strategic objective is to continue to establish a leading national distribution network for a broad range of building products. The principal elements of the Company's strategy include expanding its revenue base through selective acquisitions, improving the performance of acquired businesses, increasing the profitability of existing operations and opening new operations in growth markets. By pursuing these initiatives, the Company seeks to: (i) achieve growth and profitability superior to its competition;
(ii) provide building products manufacturers with unified nationwide distribution capabilities; and (iii) expand its distribution network to serve mass merchandisers of building materials and home improvement products and national home builders.

  ACQUISITION PROGRAM

     In evaluating expansion opportunities, the Company generally seeks to acquire distributors in order to enter markets in which the Company does not have a presence or enable the Company to expand its product lines in existing markets. The Company complements its acquisition activity by selectively opening new branches. After acquiring or opening a new location, the Company concentrates on expanding product lines offered at the location and improving the location's operational efficiency. Since its formation in 1991, the Company has completed 32 acquisitions and has grown from 40 branches as of December 31, 1991 to 145 branches as of October 31, 1997. Set forth in the table below is a description of the Company's acquisitions during this period:


         NAME OF COMPANY                       NUMBER OF           STATE(S) OR                                 DATE
           ACQUIRED                            LOCATIONS           PROVINCE(S)                              ACQUIRED
--------------------------------               ---------        ---------------                            ---------

Mid-America Siding Supply, Inc.                    2             Texas, Arkansas                              10/97
Vinyl Wholesale Supply Co.                         1             North Carolina                                8/97
DMG Supply                                         3             South Carolina                                9/97
Bois Daigle, Ltd.                                  7             Quebec, Atlantic Canada                       5/97
Contractors Supply, Inc.                           2             Nebraska                                      4/97
Ince Holdings, Ltd. (Boyd Division)               16             Eight Canadian Provinces                      1/97



         NAME OF COMPANY                       NUMBER OF           STATE(S) OR                                 DATE
           ACQUIRED                            LOCATIONS           PROVINCE(S)                              ACQUIRED
--------------------------------               ---------        ---------------                            ---------

Midwest Thermal Products, Inc. (and affiliates)     4            Oklahoma, Missouri, Arkansas                 12/96
Metro Roofing Supply, Inc.                          1            Arkansas                                     12/96
Dependable Roofing & Materials                      1            California                                    9/96
California Roofers Supply                           8            California                                    7/96
Mile High Roofing & Exterior Supply Co.             3            Colorado                                      5/96
Jett Supply Co.                                     3            Colorado, Illinois, Texas                     5/96
Premdor, Inc. (distribution facility)               1            Utah                                          3/96
Star, Inc. (3 subsidiaries)                         7            Utah, Oregon, Arizona                         9/95
States Dealer Supply, Inc.                          1            Oregon                                        6/95
Zaglin Wholesale                                    1            Georgia                                       6/95
Warehouse Moulding & Door Corporation
      (dba Albuquerque Door)                        2            New Mexico                                    5/95
Blair Siding                                        1            Georgia                                       4/95
CA Co.                                              4            Washington, Idaho                            12/94
Southland Building Products                         6            Texas, Louisiana                             11/94
Bird Incorporated (5 subsidiaries)                 10            Arizona, New York, Kentucky                   8/94
                                                                 Massachusetts, Connecticut, Vermont
Wholesale Building Supply                           1            New Mexico                                    7/94
Bright Aluminum                                     1            Florida                                       6/94
Chesapeake Building Supply                          1            Maryland                                      5/94
San Antonio Building Products                       1            Texas                                        12/93
Whitewater Building Products                        2            Indiana                                       8/93
Wholesale Building Supply                           1            New Mexico                                    7/93
New Orleans Building Products                       1            Louisiana                                     3/93
Owens-Corning Fiberglas (Supply division)           1            Michigan                                      3/93
Owens-Corning Fiberglas (Supply division)           3            Georgia, North Carolina, Illinois, Texas      1/93
Mike's Aluminum                                     1            Florida                                      11/92
Thunderbird Steel                                   1            New Mexico                                   10/92




     The pro forma information on acquisitions is discussed in Note 3 of the financial statements.

  OPERATING STRATEGY

     The Company's operating strategy is focused on integrating acquired businesses and improving their performance and improving the Company's existing operations. Key elements of the Company's operating strategy include the following:

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

     CENTRALIZE MANAGEMENT INFORMATION SYSTEMS AND ADMINISTRATION. The Company maintains centralized computer systems to support decision making throughout the organization. The Company's branches are equipped with on-line, real time management information systems. Acquired branches are converted to the Company's systems either at the time of acquisition or shortly thereafter. The Company's management information systems enable management to control and monitor inventory levels, perform invoicing and order entry, establish delivery routes and schedules and monitor sales and profitability by branch. Each branch is, therefore, able to respond to specific customer needs and overall market demand quickly and to monitor the effects of actions or decisions on performance and profitability as they occur. Corporate management is able to monitor branch and regional performance by utilizing the same system. The Company has also centralized many administrative functions, such as accounting and finance, employee benefits, insurance, audit, human resources, legal, both to achieve economies of scale and to help branch managers remain focused on maximizing profitability of their locations. The Company utilizes electronic data interchange ("EDI") as a means of facilitating the order process with its major suppliers and plans for additional expansion to include larger customers.

     In the fourth quarter of 1997, the Company initiated a re-engineering project aimed at improving and standardizing Company processes and using a best practices approach to reduce operating costs. This re-engineering effort will center around a new enterprise wide information system with J. D. Edwards software and IBM hardware. Management expects the system to be fully implemented and the re-engineering to be completed during fiscal 1999. The new information system will greatly enhance our competitive position by helping improve customer service, inventory and logistics management, and provide for an overall reduction of operating costs. The new software has been represented by
J. D. Edwards to be year 2000 compliant. The Company has not tested this software for compliance at this time but will do so prior to implementation. Management believes there will be no year 2000 compliance issue.

     DECENTRALIZE OPERATIONS. The Company has adopted a decentralized operating philosophy to maximize the Company's responsiveness to its customers' varied needs and to give the Company's branch managers a sense of responsibility and accountability for the performance of their own operations and the Company as a whole. While the Company negotiates price and purchase terms on a company-wide or regional basis and uses central management information systems to achieve economies of scale unavailable to smaller competitors, each branch manager is responsible for selecting and ordering inventory to meet the needs of his customers and for creating localized sales promotions and marketing programs. Further, each branch manager has individual profit-and-loss and asset management responsibility for his or her branch and receives incentive compensation based primarily upon the profitability and working investment management of his or her branch.

     BROADEN PRODUCT LINES. The Company develops long-term relationships with its customers by providing them with a broad range of products at competitive prices and a high level of service. By broadening product lines, the Company improves the overall product mix available to its customers and seeks to enhance gross profit margins by adding higher-margin specialty products to its branches. Distribution of a wide variety of products also reduces shipping costs by allowing delivery of more products per truckload, assists dealers and mass merchandisers in managing their inventory burdens through greater reliance on the Company and enables dealers to provide "one-stop shopping" for customers with a variety of product needs. Products offered by each branch vary according to market, geographic location and customer needs.
 Management continually seeks opportunities to enhance the Company's product offerings through acquisitions of distributors offering complementary product lines and by establishing relationships with additional suppliers.

     DIVERSIFY MARKETS. The Company has established a presence in a substantial portion of the United States. As a result, the Company's financial performance is not tied to a single geographic region's economy or other characteristics. The diversity of the Company's customer base and the wide variety of applications for the Company's products also decrease the impact of a downturn in demand in any particular market segment. The Company works to benefit further from its diversified markets by tailoring product offerings at the Company's branches to local demand and market conditions. The risks posed by the cyclical new residential construction market are somewhat mitigated by the Company's participation in the less cyclical residential rehabilitation and remodeling market.

     OFFER COMPLEMENTARY SERVICES. The Company has developed several complementary services to offer its customers. In December 1996, the Company formed CAFS as a wholly-owned captive finance subsidiary. CAFS purchases home improvement notes receivable which are originated by the Company's dealer and contractor customers. These notes range from $2,500 to $15,000, are unsecured and have payment terms from three to fifteen years. During 1997, the branches that offered the CAFS financial services to its customers experienced a significant sales increase over the prior year.

     Also, in October 1997, the Company purchased a minority interest in Field Marketing, Inc. dba Field Marketing and Management ("FMM"). FMM is a so-called "retail-detail" company that offers third party outsourced field services to fulfill several merchandising tasks, including: manage shelf space/position, reduce out-of-stocks, point of purchase placement, pricing integrity, product re-order, product pickup, in-store audits and promotional introductions. Other industries such as food and drug stores have found that they can take cost out of the logistical supply chain by using a third party for such in-store merchandising needs instead of higher-paid, permanent sales and marketing employees. Third party servicers, such as FMM, allow suppliers to "share" the merchandising personnel through syndication, at a lower cost, for valuable in-store representation.

The Company expects to introduce FMM as a complementary service to its strategic vendor relationships and to the national home center chains.

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

     The Company has worked to develop, build and implement a corporate infrastructure to support continued growth and makes extensive use of computer information systems, including EDI, to support decision making throughout its organization. Management believes that the new enterprise wide information system will readily support additional branches and new services.

PRODUCTS

     The Company distributes a variety of building products to independent dealers, professional builders, contractors and mass merchandisers. Its principal products and markets are described below.

     ROOFING PRODUCTS. Shingles, felt, roof tile, commercial roll roofing, coatings, asphalt, flashings, vents and other roofing products are distributed to residential and commercial roofing contractors and dealers, including lumberyards and, to a lesser extent, mass merchandisers. Principal brands of roofing products include Bird, Inc., CertainTeed, Elk, GAF, Genstar, Monier, Owens-Corning and Tamko. Management believes the Company is one of the largest roofing products wholesalers in the United States.

     MILLWORK. Millwork includes doors, door units and component parts, molding, windows, stair parts, blinds, shutters and screens, which are distributed to dealers, contractors and builders in the residential construction industry. The Company's major millwork lines include Premdor and Steves & Sons (flush doors), ThermaTru (residential entry doors), Abitibi (prefinished moldings, shutters and architectural work), and a variety of other regional suppliers.

     The Company also pre-hangs door units for large residential builders such as Perry Homes and D. R. Horton, mass merchandisers and independent dealers. Millwork is distributed at branches located primarily in the Southwest, Northeast and Northwest.

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

     VINYL SIDING. Vinyl siding consists of siding, soffit and accessories. The Company purchases vinyl siding from several industry leaders, including Bird, Inc., CertainTeed, and Owens-Corning, and distributes the product to builders, contractors and mass merchandisers. In addition, the Company sells trim coils, shutters, J blocks, gable vents, columns, rainware, doors and windows to complement this product line.

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

     The following charts depict the Company's fiscal 1997, 1996 and 1995 net sales by product type:

                       FISCAL 1997   FISCAL 1996   FISCAL 1995
                       -----------   -----------   -----------
Roofing                    38%           36%           31%
Industrial Metals           4             6             8
Vinyl Siding                7             5             4
Insulation                  9             6            10
Millwork                   10            10            10
Pool & Patio                9            11            13
Wood                        3             5             8
Other Building Products    20            21            16


PURCHASING

     The Company generally negotiates the price and other purchase terms with its vendors on a company-wide or regional basis. The Company negotiates large block purchases of roofing, insulation, millwork, pool and patio and commodity products centrally to capture purchasing economies. Branch or regional managers are responsible for inventory selection and ordering on terms negotiated centrally, so that the Company remains responsive to local market demand.
Branch managers are also responsible for inventory management at his or her respective locations.

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

SALES AND MARKETING

     The Company's marketing programs center on fostering strong customer relationships and providing superior service. Marketing activities include a broad range of in-store services, customer training and a variety of marketing programs tailored to customer needs. The Company focuses its marketing efforts primarily on the residential remodeling and new housing segments and, to a lesser extent, on the commercial and industrial segments. The Company has a national accounts marketing staff that is responsible for negotiating programs and standards for relationships with mass merchandisers, purchasing cooperatives, national home builders and developers and manufacturers. Branch sales personnel are responsible for implementing on a local basis the programs negotiated with these customers.

     The Company's sales organization consists of outside field sales personnel who report directly to their local branch manager and are supported by inside customer service representatives at the branch. A substantial portion of the compensation for salespersons takes the form of bonus and commission payments, and in fiscal 1997 branch managers could earn up to 50% of their base salary in bonus if branch performance goals were achieved and could earn additional bonuses measured as a share of the profits of their respective branches if such goals were exceeded.

BRANCH OPERATIONS

     The Company distributes products through its current network of 145 branches, which are strategically located to provide prompt delivery and responsive customer service. The Company utilizes a decentralized management structure that emphasizes individual branch profit-and-loss responsibility and seeks to maximize the benefits of its local market presence. A branch is typically comprised of warehouse and receiving space, secure outdoor holding space, office space and product display areas. Local sales efforts are coordinated and supported at the branches. The bulk of the remaining branch activities relate to receiving, storing and delivering building products.

     All branches are equipped with on-line, real time management information systems that allow them to control and monitor inventory levels, perform invoicing and order entry, and establish delivery routes and schedules. Management also uses the Company's management information systems to monitor sales and profitability by branch. The Company employs EDI and bar-coding capability to enhance its ability to serve the needs of mass merchandisers and national manufacturers. The Company continually monitors systems capacity and function and adds additional capacity as necessary to support the Company's continued growth.

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

     The Company establishes and maintains overall credit policy and terms at the corporate level. Branch managers are generally responsible, within the Company's policy, for overseeing the extension of credit and the collection of past due accounts up to 30 days. The Company's central credit function assists branches with major accounts, collects past due accounts beyond 30 days and determines overall credit lines and credit approval. The Company obtains lien rights and security interests where appropriate to provide security for larger accounts. Management keeps credit lines reasonable with respect to customer needs and financial resources and maintains a low tolerance for exceeding amounts or terms.

CUSTOMERS

     The Company distributes products to a large number and variety of independent building material dealers, national co-ops, large home builders, contractors, mass merchandisers and others. The following charts illustrate the percentages of the Company's fiscal 1997, 1996 and 1995 net sales attributable to the Company's various types of customers:


                       FISCAL 1997   FISCAL 1996   FISCAL 1995
                       -----------   -----------   -----------
Contractors                56%           59%           54%
Dealers                    26%           22%           29%
Mass Merchandisers         11%           11%            7%
Builders                    4%            4%            4%
Other                       3%            4%            6%


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

     Management believes that the Company's target customers generally select building products distributors on the basis of product availability, relationships, service and delivery, geographic coverage, responsiveness and credit availability. In the opinion of management, the Company competes effectively on each of these bases. The Company utilizes its purchasing power with major suppliers to obtain products at prices more favorable than its smaller competitors. The Company's relative size also permits it to attract experienced sales and service personnel and gives the Company the resources to provide company-wide sales, product and service training programs. By working closely with its customers and utilizing the Company's information systems, the Company's branches are able to maintain appropriate inventory levels and are well positioned to deliver completed orders on time. The Company further differentiates itself from its competition through the creation of Cameron Ashley Financial Services, Inc. This subsidiary provides financing for home improvement projects through the Company's customer base.

ENVIRONMENTAL

     The Company is subject to federal, state and local environmental laws and regulations. Management believes the Company is in material compliance with applicable laws and regulations governing the discharge of hazardous waste into the environment.

EMPLOYEES

     As of October 31, 1997, the Company had 1,973 employees, including 163 corporate and administrative personnel, 1,797 branch employees and 13 CAFS employees. At the branch level, a total of 1,287 people were employed as warehouse and manufacturing personnel, truck drivers, office staff and labor supervisors; and 510 were employed as branch managers and sales personnel. See "Business -- Sales and Marketing." Unions represent a total of approximately 80 hourly workers at the Company's Chicago, Detroit, San Antonio, New York City, Hauppauge (New York) and Houston facilities. The Company has not experienced any work stoppages. The remainder of the Company's employees are not represented by a union or a collective bargaining unit. Management considers the Company's employee relations to be satisfactory.

TRADENAMES

     The Company has previously operated under various tradenames in the markets it served, often retaining the name of an acquired business to preserve its local identification. In 1995, the Company converted all existing branch operations to the primary tradename "Cameron Ashley Building Products". New acquisitions typically convert to the primary tradename within 6 to 12 months after the purchase date. The tradenames under which the Company has previously operated include the following: Albuquerque Door, Atlantic Building Products Company, Boyd Distributors, California Roofers Supply, CA Co., California Roofers Supply, Cameron Supply, Chesapeake Building Supply, Chicago Supply, Contractors Supply, Daigle Lumber Ltd. (Boise Daigle Ltee.), Dependable Roofing, DMG Supply, Greater Louisville Aluminum Company (GLACO), Jett Supply, Metro Roofing Supply, Mid-America Siding Supply, Midwest Thermal Products, Midwest Insulation & Roofing, Midwest Insulation & Siding, Mile High Roofing & Exterior Supply, New York Building Products, PK Supply, Southland Building Products, Southwest Express, Southwest Roofing Supply, States Dealer Supply, Thunderbird Steel, United Wholesale Distributors, Vinyl Wholesale Supply Company, Westar Building Materials, Whitewater Building Products, Wholesale Building Supply and Zaglin Wholesale. Many local branches will continue to use certain of these names as secondary tradenames to maintain the associated goodwill.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are Ronald R. Ross, Walter J. Muratori, John H. Bradberry, John L. Crum, John S. Davis, C. Steven Gaffney, F. Dixon McElwee and Thomas R. Miller.

     RONALD R. ROSS (age 45) has been a director of the Company since 1994. Mr. Ross has served as Chief Executive Officer since September 1996, as Chairman of the Board of the Company since February 1994 and as Chairman of the Board and Chief Executive Officer of Cameron since November 1996. From December 1991 to June 1997, he served as President of Cameron. Mr. Ross was Vice President, Operations of the Cameron Wholesale division of CertainTeed Corporation, a building products manufacturer, from September 1987 to September 1991 and served as Vice President and General Manager of the division until its sale to Cameron in December 1991.

     WALTER J. MURATORI (age 54) has been a director of the Company since 1994. Mr. Muratori has served as President of the Company since February 1994 and as President of Cameron and Chairman of the Board of Ashley since June 1997. He previously served as President of Ashley from October 1991 to June 1997. From 1989 to 1991, Mr. Muratori served as President of Talquin Building Products, Inc., a division of Florida Progress Corporation and the parent of Ashley. From 1970 to 1986, Mr. Muratori held various sales and management positions at Ashley.

     JOHN H. BRADBERRY (age 47) has served as Executive Vice President and Chief Accounting Officer of the Company since November 1997 and as Executive Vice President - Central Division of Cameron since August 1996. Prior thereto, he served as Vice President - Chief Accounting Officer of the Company from June 1995 to August 1996 and as Vice President - Finance of the Company from December 1991 to June 1995. From December 1991 to August 1996, Mr. Bradberry also served as Chief Financial Officer of Cameron.

     JOHN L. CRUM (age 53) has served as Vice President - Chief Information Officer of the Company and Executive Vice President of Cameron since April 1997. Prior to joining the Company, Mr. Crum was Group Director, Information Resources - Building Products at Georgia Pacific Corporation in Atlanta, Georgia from 1993 to March 1997. He was Director of Information Resources for the Distribution Division at Georgia Pacific from 1988 to 1993.

     JOHN S. DAVIS (age 41) has served as Vice President - General Counsel and Secretary of the Company since 1994. Prior to joining the Company, he was employed as Associate Counsel - Mergers and Acquisitions of Electronic Data Systems Corporation (EDS) from 1990 to 1994.

     C. STEVEN GAFFNEY (age 49) has served as Vice President of the Company since 1994 and as President and Chief Executive Officer of Ashley since June 1997. Mr. Gaffney was Executive Vice President of Ashley from 1991 to June 1997. He previously served as President of Ashley from 1989 to 1991 and as its Vice President from 1986 to 1989.

     F. DIXON MCELWEE (age 51) has served as Vice President - Chief Financial Officer and Treasurer of the Company since June 1995 and Executive Vice President, Chief Financial Officer and Treasurer of Cameron since November 1996. From June 1995 to November 1996, he served as Executive Vice President -
Administration of Cameron.   Prior to joining the Company, Mr. McElwee was
employed as Managing Director of Meridian Capital from 1992 to June 1995 and as Managing Director of Quest Capital from 1990 to 1992, each an investment banking firm.

     THOMAS R. MILLER (age 48) has served as Vice President - Human Resources of the Company since December 1994. From 1980 until December 1994, Mr. Miller served as Managing Director of Employee Relations for American Airlines, Inc.


ITEM 2.  PROPERTIES

     The Company operates both owned and leased branches in 31 states. Its facilities range in size from approximately 15,000 to 150,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales, manufacturing and administrative purposes. The Company owns a 24,000 square foot office building where its corporate offices are located near its Dallas, Texas branch. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. See Note 11 to the Consolidated Financial Statements of the Company for a summary of payments due under the Company's leases.

     None of the Company's owned real properties are subject to any major encumbrances.


ITEM 3.  LEGAL PROCEEDINGS

     The Company entered into a letter of intent dated October 2, 1997, to acquire Bradco Supply Corporation subject to due diligence and negotiation of a definitive agreement. Prior to the completion of the Company's due diligence procedures, negotiations were discontinued by Bradco. On November 3, 1997, Bradco filed suit claiming a breach of the letter of intent and claimed liquidated damages of $3 million. Management believes the case is without merit and intends to vigorously defend the Company against such claim; however, an adverse resolution would result in an after-tax charge to income of approximately $2 million.

     From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that pending litigation matters, except for the Bradco claim, would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote of security holders during the fourth quarter ended October 31, 1997.

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

                                            High                Low
                                            ----                ---
     FISCAL 1997
     First Quarter . . . . . . . . . . .  $14.875             $11.500
     Second Quarter. . . . . . . . . . .   15.500              12.375
     Third Quarter . . . . . . . . . . .   14.875              12.000
     Fourth Quarter. . . . . . . . . . .   19.750              14.375


                                             High               Low
                                            ----                ---
     FISCAL 1996
     First Quarter . . . . . . . . . . .   $10.625            $  7.500
     Second Quarter. . . . . . . . . . .     9.937               7.750
     Third Quarter . . . . . . . . . . .    13.125               9.750
     Fourth Quarter. . . . . . . . . . .    13.750              10.125

     As of January 23, 1988, there were approximately 62 holders of record of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Credit Agreement restricts the payment of cash dividends without the prior approval of NationsBank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

     The purchasers of the Senior Notes consisted of a small group of institutional investors. The sale of Senior Notes was conducted as a limited offering to accredited investors under the provisions of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, and was therefore exempt from registration thereunder.


ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

     The selected financial data presented below as of October 31, 1997, 1996, 1995, 1994 and 1993 and for each of the five fiscal years ended October 31, 1997, have been derived from audited consolidated financial statements of the Company. The historical data set forth below should be read in conjunction with the consolidated financial statements of the Company, together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                           FISCAL YEAR ENDED OCTOBER 31,
                                                     ----------------------------------------------------------------------------
                                                         1997           1996             1995             1994            1993
                                                         ----           ----             ----             ----            ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
 Revenue  . . . . . . . . . . . . . . . . . . . . .    $761,590       $604,710         $503,691         $296,268        $224,014
 Cost of sales  . . . . . . . . . . . . . . . . . .     611,753        485,595          408,528          234,367         173,890
                                                       --------       --------         --------         --------        --------
   Gross profit . . . . . . . . . . . . . . . . . .     149,837        119,115           95,163           61,901          50,124
 Operating expenses . . . . . . . . . . . . . . . .     125,684         95,689           75,927           45,502          38,093
                                                       --------       --------         --------         --------        --------
 Income from operations . . . . . . . . . . . . . .      24,153         23,426           19,236           16,399          12,031
 Interest expense . . . . . . . . . . . . . . . . .       5,750          3,910            3,376            2,333           2,983
                                                       --------       --------         --------         --------        --------
 Income before income taxes . . . . . . . . . . . .      18,403         19,516           15,860           14,066           9,048
 Provision for income taxes . . . . . . . . . . . .       7,084          7,447            5,985            5,366           3,335
                                                       --------       --------         --------         --------        --------
 Income before extraordinary charge . . . . . . . .      11,319         12,069            9,875            8,700           5,713
                                                       --------       --------         --------         --------        --------
 Extraordinary charge - early extinguishment of . .
   debt, net of income tax  . . . . . . . . . . . .        -               245             -                -               -
                                                       --------       --------         --------         --------        --------
 Net income . . . . . . . . . . . . . . . . . . . .    $ 11,319       $ 11,824         $  9,875         $  8,700        $  5,713
                                                       --------       --------         --------         --------        --------
                                                       --------       --------         --------         --------        --------
 Net income per share before extraordinary charge .    $   1.20       $   1.31         $   1.15         $   1.40        $   1.14
                                                       --------       --------         --------         --------        --------
                                                       --------       --------         --------         --------        --------
 Net income per share . . . . . . . . . . . . . . .    $   1.20       $   1.28         $   1.15         $   1.40        $   1.14
                                                       --------       --------         --------         --------        --------
                                                       --------       --------         --------         --------        --------
 Weighted average shares outstanding  . . . . . . .       9,443          9,196            8,580            6,222           5,026
                                                       --------       --------         --------         --------        --------
                                                       --------       --------         --------         --------        --------

                                                                                   As of October 31,
                                                     ----------------------------------------------------------------------------
                                                         1997           1996             1995             1994            1993
                                                         ----           ----             ----             ----            ----
                                                                                (DOLLARS IN THOUSANDS)
Balance Sheet Data:
 Accounts receivable, net . . . . . . . . .            $115,687        $  92,932        $  75,502        $  54,789       $  31,484
 Inventories  . . . . . . . . . . . . . . .              82,298           64,644           51,780           39,743          29,018
 Total assets . . . . . . . . . . . . . . .             293,251          219,670          175,067          126,083          82,217
 Accounts payable and accrued expenses  . .              88,420           69,795           51,679           44,212          34,192
 Long-term debt, less current maturities  .              79,480           52,078           38,264           36,606          31,954
 Stockholders' equity . . . . . . . . . . .             108,927           95,609           82,986           43,506          13,695

Branches at end of period . . . . . . . . . .               145              107               93               66              49


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

     The Company has experienced substantial improvement in its results of operations since its formation in 1991. These improvements have included significant increases in sales volume and improvement in the Company's operating expenses as a percentage of revenue. The Company's revenue have more than tripled from $224 million in fiscal 1993 to $762 million in fiscal 1997. This revenue growth has been accomplished largely due to 32 acquisitions completed since October 1992, increased sales by existing branches and new branch openings. Further, the Company's operating expenses as a percentage of revenue have declined from 17.1% in fiscal 1993 to 16.5% in fiscal 1997. Operating expenses in fiscal 1997 include a charge of $5.1 million or 0.7% and thus for comparative purposes, operating expenses have declined from 17.1% in fiscal 1993 to 15.8% in fiscal 1997 before such charges.

     These positive trends have been partially offset by a decline in gross profit margin, which resulted primarily from the product and sales mix of
acquired businesses.   Gross profit as a percentage of revenue declined from
22.4% in fiscal 1993 to 19.7% in fiscal 1996 and fiscal 1997. The businesses acquired by the Company since October 1992 typically either have had product lines consisting of narrow assortments of commodity products or have had a relatively high proportion of products distributed through direct shipments from manufacturers. Both of these characteristics result in lower selling margins and a lower gross profit as a percentage of revenue. In implementing its operating strategy for acquired businesses, management focuses on improving gross profit as a percentage of revenue, which requires the integration of additional higher margin product lines. This process takes time to implement because of market conditions, suppliers' territorial restrictions and conversion of customers' buying requirements and habits. Although the Company historically has been able to improve the gross profit margins of acquired businesses and anticipates further improvements, gross profit as a percentage of revenue will likely remain near current levels with some improvement as product mix, pricing and sales mix changes are implemented. In addition, the growth of the Company through its acquisition strategy since 1991 has reduced the contribution of its Ashley Aluminum subsidiary as a percentage of the total operation. Ashley is a speciality products distributor and operates with higher gross profit margins. Operating expenses, because of the different product and sales mix of acquired businesses and the consolidation of various corporate functions, have decreased as a percentage of net sales.

     The net effect of these various factors has been a significant increase in the Company's income from operations from $12.0 million in fiscal 1993 to $24.2 million in fiscal 1997. Income from operations as a percentage of revenue increased from 5.3% in fiscal 1993 to 5.5% in fiscal 1994. However, due to the declining gross profit margin discussed previously, which was not offset by a reduction in operating expenses, income from operations as a percentage of revenue decreased to 3.9% in fiscal 1995 and fiscal 1996 and to 3.2% in fiscal 1997. Income from operations in fiscal 1997 includes a charge of $5.6 or 0.7%, and therefore, before such charges, income from operations was 3.9% of revenue in fiscal 1997.

     During the fourth quarter of fiscal 1997, the Company recorded a pre-tax charge of $5.6 million which had a $0.36 impact on earnings per share ("EPS") and consisted of the following:

     - A $3.6 million charge which primarily reflects the merger of four branches in Oregon and Texas and the closure of a small mill operation. The charge includes the writeoff of future lease payments on unused facilities in Oregon and Washington, reduction of inventory to net realizable value, associated severance costs, and certain costs related to the Company's recent acquisition activities; and

     - A $2.0 million writeoff of unamortized costs related to the Company's management information system after the installation of a new enterprise-wide computer system commencing in fiscal 1998 and certain costs associated with the evaluation of the new system. Management estimates the new system will require a $9 million to $11 million capital expenditure and expects the system to be fully operational during fiscal 1999.

     The pre-tax charge of $5.6 million was recorded on the Company's income statement as $500,000 in cost of sales and $5,100,000 in operating expenses.

     During the fourth quarter of fiscal 1996, the Company took a $591,000 charge related to the consolidation of its operations in Spokane, Washington which had a $0.04 impact on EPS. The operations in four separate locations were relocated into one 120,000 square foot facility to increase efficiency, reduce costs and better service the customer base.

     The following table sets forth information regarding certain components of revenue for the periods presented in "Selected Financial Data."

                                                                                  Fiscal Periods Ended October 31,
                                                                  ------------------------------------------------------------
                                                                   1997          1996          1995         1994         1993
                                                                  ------        ------        ------       ------       ------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . .       100.0%        100.0%        100.0%       100.0%       100.0%
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .        80.3          80.3          81.1         79.1         77.6
                                                                  ------        ------        ------       ------       ------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        19.7          19.7          18.9         20.9         22.4
Operating expenses  . . . . . . . . . . . . . . . . . . . .        16.5          15.8          15.0         15.4         17.1
                                                                  ------        ------        ------       ------       ------
Income from operations  . . . . . . . . . . . . . . . . . .         3.2(1)        3.9(2)        3.9          5.5          5.3
Interest expense  . . . . . . . . . . . . . . . . . . . . .         0.8           0.7           0.7          0.8          1.3
                                                                  ------        ------        ------       ------       ------
Income before income taxes  . . . . . . . . . . . . . . . .         2.4           3.2           3.2          4.7          4.0
Provision for income taxes  . . . . . . . . . . . . . . . .         0.9           1.2           1.2          1.8          1.5
                                                                  ------        ------        ------       ------       ------
Income before extraordinary charge  . . . . . . . . . . . .         1.5%          2.0%          2.0%         2.9%         2.5%
                                                                  ------        ------        ------       ------       ------
                                                                  ------        ------        ------       ------       ------

1) Includes the effect of charges of 0.7% of revenue, as discussed previously.
2) Includes the effect of charges of 0.1% of revenue, as discussed previously.


RESULTS OF OPERATIONS

  FISCAL 1997 COMPARED TO FISCAL 1996

     Revenue increased 26.0% from $604.7 million in 1996 to $761.6 million in 1997. This increase was due to the 1997 year containing a full 12 months of sales from the 14 branches acquired or opened in fiscal 1996, as well as the incremental sales from the 38 branches acquired or opened in fiscal 1997. Same store sales were level in fiscal 1997 compared to an increase of 2.7% in fiscal 1996. The Company experienced weakness in its Texas, Northwest, and Mountain States markets offset by strength in its Northeast, Southeast, Midwest, California, and Arizona markets.

     Gross profit as a percentage of revenue remained level at 19.7% in 1996 and 1997, with an overall increase of $30.7 million or 25.8% in 1997, compared to 1996. The fourth quarter charge did not have a material impact on gross profit as a percentage of revenue.

     Operating expenses increased 31.3% from $95.7 million in 1996 to $125.7 million in 1997. These expenses increased as a percentage of revenue from 15.8% to 16.5%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions and new branch openings. Higher revenue and gross profit allowed for absorption of the overall expense increases without a negative impact to earnings. Operating expenses in fiscal 1997 include $5.1 million in charges, or 0.7% of 1997 revenue, as discussed previously. Operating expenses excluding this charge were 15.8% of revenue and slightly higher than 1996 operating expenses excluding similar charges of 15.7%. The impact of the new finance subsidiary on operating expenses was 0.2% of revenue and thus for comparative purposes, operating expenses decreased 0.1% from 1996 to an adjusted 15.6% in fiscal 1997.

     Income from operations increased 3.4% from $23.4 million in 1996 to $24.2 million in 1997 and decreased as a percentage of revenue from 3.9% to 3.2%. The decrease as a percentage of revenue was primarily due to the charges in the fourth quarter of 1997. Excluding the charges, income from operations increased from an adjusted $24.0 million in 1996 to an adjusted $29.8 million in 1997 and as a percentage of revenue only decreased from 4.0% in 1996 to 3.9 in 1997.

     Interest expense increased $1.8 million in 1997 compared to 1996 as a result of higher borrowings required for 1997 acquisitions offset by a slight reduction in interest rates primarily on Canadian borrowings. Cameron Ashley Financial Services incurred approximately $0.3 million of interest in 1997.

     As a result of the above factors, income before income taxes decreased 5.6% from $19.5 million in 1996 to $18.4 million in 1997. Net income decreased 4.2% from $11.8 million in 1996 to $11.3 million in 1997, and net income as a percentage of revenue decreased 0.5% from 2.0% in 1996 to 1.5% in 1997.

  FISCAL 1996 COMPARED TO FISCAL 1995

     Revenue increased 20.1% from $503.7 million in 1995 to $604.7 million in 1996. This increase was due in part to 1996 containing a full 12 months of revenue from the 27 branches acquired or opened in 1995. These branches along with existing branches contributed $55.1 million of this increase. In addition, branches acquired in 1996 contributed approximately $40.1 million of the total revenue increase of $101.0 million. New branches opened in 1996 contributed approximately $5.8 million of the revenue increase. Same store sales increased during 1996 by 2.7%.

     Gross profit as a percentage of revenue increased from 18.9% in 1995 to 19.7% in 1996, with an overall increase of $24.0 million or 25.2% in 1996, compared to 1995. The increase in gross profit as a percentage of revenue was due primarily to an emphasis on sales of higher margin products while existing certain less profitable product lines in areas such as the Northwest. Additionally, aluminum price decreases caused favorable LIFO charges and improved margins in the Florida markets.

     Operating expenses increased 25.7% from $76.1 million in 1995 to $95.7 million in 1996. These expenses increased as a percentage of revenue from 15.1% to 15.8%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions and new branch openings. Higher revenue and gross profit allowed for absorption of the overall expense increases without a negative impact to earnings.

     During the fourth quarter of 1996, the Company took a $591,000 charge related to its operations in Spokane, Washington which had a $0.04 impact on EPS. The operations currently in four separate locations are relocating to one 120,000 square foot facility to increase efficiency, reduce costs and better service the customer base.

     Income form operations increased 23.0% from $19.0 million in 1995 to $23.4 million in 1996 and increased as a percentage of revenue from 3.8% to 3.9%. These increases were due to the factors described above.

     Interest expense increased $0.5 million in 1996 compared to 1995 as a result of higher borrowings required for 1996 acquisitions offset by a slight reduction in interest rates.

     As a result of the above factors, income before income taxes increased 22.6% from $15.9 million in 1995 to $19.5 million in 1996. Net income increased 19.7% from $9.9 million in 1995 to $11.8 million in 1996, and net income as a percentage of revenue remained at 2.0% from 1995 to 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, notes receivable held for sale and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash and are used to pay down debt. During the fourth quarter of fiscal 1997, the Company initiated a re-engineering effort that includes the implementation of a new enterprise-wide computer system which will require a capital expenditure estimated at between $9 million and $11 million over the next two years. Management expects this system to be fully implemented during fiscal 1999. The Company had $79.5 million of long-term debt, less current maturities, outstanding as of October 31, 1997, consisting of the indebtedness described below. See Notes 7 and 8 to the Consolidated Financial Statements of the Company for a discussion of these borrowings.

     SENIOR DEBT: As of October 31, 1997, the Company had $50 million of unsecured Senior Notes bearing interest at an average of 7 1/8%. These notes mature at various dates beginning April 15, 2000, with a final maturity of April 15, 2006.

     REVOLVING CREDIT AGREEMENT: The Company is a party to a credit agreement due January 15, 2002, which as of October 31, 1997 permitted revolving borrowings of up to $80 million U.S. and $25 million Canadian under the revolving line of credit indebtedness (the "Revolver"). Debt outstanding under this agreement as of October 31, 1997 was $28.2 million and borrowings under the Revolver are unsecured.

     WAREHOUSE CREDIT LINE: In December 1996, Cameron Ashley Financial Services entered into a one year $20 million warehouse line of credit agreement with Bank One, Texas for the purpose of funding home improvement notes receivable held for sale by Cameron Ashley Financial Services. The line of credit is secured by the notes receivable held for sale and a $5 million guarantee from the Company. At October 31, 1997, the balance outstanding under the warehouse line of credit was $12.2 million.

     OTHER DEBT: As of October 31, 1997, the Company had $1.7 million in debt payable to various sellers of businesses acquired by the Company and to capital lessors in connection with capital lease obligations. These notes generally are collateralized by certain assets of the subsidiaries and are subordinate to the Senior Debt and the Revolver.

     Under the terms of the Senior Debt, Warehouse Credit Line and the Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts and consummation of any merger or acquisition of an entity that is not engaged in the building materials distribution business without the consent of the lenders. Financial covenants include, but are not limited to, maintaining current ratios, minimum net worth ratios, fixed charges ratios and debt to cash flow ratios.

     Net cash generated from operating activities was $22.5 million and $16.7 million for fiscal 1996 and 1997, respectively. Capital expenditures were $8.9 million and $11.2 million in fiscal 1996 and 1997, respectively. Five acquisitions were made in fiscal 1996 for $24.8 million, and eight acquisitions were made in fiscal 1997, for $41.9 million.

     The Company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements, will be sufficient to meet anticipated requirements for working capital for the next twelve months.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued four new standards during 1997 that have various disclosure or reporting requirements. See Note 2 to the Consolidated Financial Statements of the Company for a discussion of the new standards. The Company does not expect the adoption of these standards to have a material impact on its financial position or results of operation.

SEASONALITY AND QUARTERLY FINANCIAL INFORMATION

     The Company's fiscal quarters are subject to seasonal fluctuations caused by construction cycles and weather patterns. See "Business - Seasonality".

     The following table sets forth selected quarterly financial information. This information is derived from unaudited financial statements of the Company and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair statement of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                         FISCAL 1997
                                                             ----------------------------------------------------------------
                                                                1ST               2ND                3RD              4TH
                                                              QUARTER           QUARTER            QUARTER          QUARTER
                                                             ---------         ---------         ---------        -----------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)
Revenue . . . . . . . . . . . . . . . . . . . . . . . . .    $ 140,848         $ 175,463         $ 219,118        $ 226,161
Gross profit  . . . . . . . . . . . . . . . . . . . . . .       28,198            34,767            42,840           44,032
Operating expenses  . . . . . . . . . . . . . . . . . . .       24,848            28,372            32,805           39,659
Income from operations  . . . . . . . . . . . . . . . . .        3,350             6,395            10,035            4,373 1)
Net income  . . . . . . . . . . . . . . . . . . . . . . .        1,423             3,058             5,058            1,780
Net income per share  . . . . . . . . . . . . . . . . . .         0.15              0.32              0.54             0.19

Gross profit as a percentage of revenue . . . . . . . . .         20.0%             19.8%             19.6%            19.5%
Operating expenses as a percentage of revenue . . . . . .         17.6%             16.2%             15.0%            17.5%
Income from operations as a percentage of revenue . . . .          2.4%              3.6%              4.6%             1.9%

1) Includes the effect of charges of $5.6 million taken in fourth quarter of fiscal 1997 as discussed previously.

                                                                                         FISCAL 1996
                                                             ----------------------------------------------------------------
                                                                1ST               2ND                3RD              4TH
                                                              QUARTER           QUARTER            QUARTER          QUARTER
                                                             ---------         ---------         ---------        -----------
                                                                 (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)
Revenue . . . . . . . . . . . . . . . . . . . . . . . . .    $ 120,041         $ 135,085         $ 163,852        $ 185,732
Gross profit  . . . . . . . . . . . . . . . . . . . . . .       23,147            26,590            32,176           37,202
Operating expenses  . . . . . . . . . . . . . . . . . . .       20,828            21,653            24,190           29,018
Income from operations  . . . . . . . . . . . . . . . . .        2,319             4,937             7,986            8,184 2)
Net income  . . . . . . . . . . . . . . . . . . . . . . .          987             2,390             4,166            4,281
Net income per share  . . . . . . . . . . . . . . . . . .         0.11              0.26              0.45             0.46

Gross profit as a percentage of revenue . . . . . . . . .         19.3%             19.7%             19.6%            20.0%
Operating expenses as a percentage of revenue . . . . . .         17.4%             16.0%             14.8%            15.6%
Income from operations as a percentage of revenue . . . .          1.9%              3.7%              4.9%             4.4%

2) Includes the effect of charges of $0.6 million taken in fourth quarter of fiscal 1996 as discussed previously.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to market risk associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Registrant:

CAMERON ASHLEY BUILDING PRODUCTS, INC.

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . .  19
Consolidated Balance Sheets, October 31, 1997 and 1996. . . . . . . . . . .  20
Consolidated Statements of Income for the Years Ended October 31, 1997,
 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Consolidated Statements of Stockholders' Equity for the Years Ended
 October 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .  22
Consolidated Statements of Cash Flows for the Years Ended October 31,
 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cameron Ashley Building Products, Inc.:

     We have audited the accompanying consolidated balance sheets of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cameron Ashley Building Products, Inc. and subsidiaries at October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Dallas, Texas
December 16, 1997
(except the last paragraph of Note 7 which is as of January 22, 1998)

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                           OCTOBER 31,
                                                                                                 ---------------------------
                                                                                                     1997             1996
                                                                                                 ----------       ----------
                                                                                                     (DOLLARS IN THOUSANDS)
                                                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      899       $    5,078
 Accounts receivable, less allowances of $3,495 in 1997 and $2,719 in 1996  . . . . . . . . .       115,687           92,932
 Notes receivable held for sale, less allowance of $184 . . . . . . . . . . . . . . . . . . .        16,462
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        82,298           64,644
 Prepaid expenses and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,257            1,223
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,527            1,141
                                                                                                 ----------       ----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       222,130          165,018

PROPERTY, PLANT AND EQUIPMENT, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,683           31,219

INTANGIBLE ASSETS, NET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,732           22,538

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,706              895
                                                                                                 ----------       ----------
   TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  293,251       $  219,670
                                                                                                 ----------       ----------
                                                                                                 ----------       ----------



                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   66,792       $   54,839
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,628           14,956
 Warehouse line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,189
 Current maturities of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           973              790
                                                                                                 ----------       ----------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       101,582           70,585


LONG-TERM DEBT, LESS CURRENT MATURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,480           52,078


DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,262            1,398
                                                                                                 ----------       ----------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       184,324          124,061
                                                                                                 ----------       ----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock; authorized 100,000 shares; no shares issued and outstanding
 Common stock, no par value; authorized 20,000,000 shares;
   9,744,717 and 9,477,480 shares issued in 1997 and 1996, respectively . . . . . . . . . . .        62,947           60,641
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        50,462           39,143
 Treasury stock, at cost, 440,521 and 431,974 shares in 1997 and 1996, respectively . . . . .        (4,296)          (4,175)
 Cumulative foreign currency translation adjustment . . . . . . . . . . . . . . . . . . . . .          (186)
                                                                                                 ----------       ----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       108,927           95,609
                                                                                                 ----------       ----------
   TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  293,251       $  219,670
                                                                                                 ----------       ----------
                                                                                                 ----------       ----------


                             See notes to consolidated financial statements

             CAMERON ASHLEY BUILDING PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF INCOME


                                                               YEAR ENDED OCTOBER 31,
                                                              ------------------------
                                                        1997           1996            1995
                                                        ----           ----            ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE . . . . . . . . . . . . . . . . . . . . . .   $761,590      $ 604,710       $503,691

COST OF SALES . . . . . . . . . . . . . . . . . . .    611,753        485,595        408,528
                                                     ---------      ---------       --------

   GROSS PROFIT . . . . . . . . . . . . . . . . . .    149,837        119,115         95,163

OPERATING EXPENSES  . . . . . . . . . . . . . . . .    125,684         95,689         75,927
                                                     ---------      ---------       --------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . .     24,153         23,426         19,236

INTEREST EXPENSE  . . . . . . . . . . . . . . . . .      5,750          3,910          3,376
                                                     ---------      ---------       --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .     18,403         19,516         15,860

PROVISION FOR INCOME TAXES  . . . . . . . . . . . .      7,084          7,447          5,985
                                                     ---------      ---------       --------

INCOME BEFORE EXTRAORDINARY CHARGE  . . . . . . . .     11,319         12,069          9,875
                                                     ---------      ---------       --------

EXTRAORDINARY CHARGE-EARLY EXTINGUISHMENT
 OF DEBT, NET OF INCOME TAX OF $132 . . . . . . . .                       245
                                                     ---------      ---------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . . .   $ 11,319       $ 11,824       $  9,875
                                                     ---------      ---------       --------
                                                     ---------      ---------       --------

INCOME PER SHARE BEFORE EXTRAORDINARY CHARGE. . . .   $   1.20       $   1.31       $   1.15
                                                     ---------      ---------       --------
                                                     ---------      ---------       --------

NET INCOME PER SHARE  . . . . . . . . . . . . . . .   $   1.20       $   1.28       $   1.15
                                                     ---------      ---------       --------
                                                     ---------      ---------       --------

WEIGHTED AVERAGE SHARES OUTSTANDING . . . . . . . .      9,443          9,196          8,580
                                                     ---------      ---------       --------
                                                     ---------      ---------       --------



     See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                         CUMULATIVE
                                                                                                          FOREIGN
                                                          COMMON STOCK                                     CURRENCY
                                                       -------------------      RETAINED     TREASURY    TRANSLATION
                                                       SHARES        VALUE      EARNINGS      STOCK      ADJUSTMENT       TOTAL
                                                       ------        -----      --------     ---------   ------------     -------
                                                                                (DOLLARS IN THOUSANDS)


BALANCE AS OF NOVEMBER 1, 1994  . . . . . . . . .       6,462       $ 26,062   $   17,444    $  -         $ -           $ 43,506

Proceeds from public offering of
  2,450,000 shares at $14.00 per share,
  net of expenses of $2,379 . . . . . . . . . . .       2,450         31,921                                              31,921
Proceeds from exercise of stock options
  including tax benefits of $406. . . . . . . . .         105            526                                                 526
Purchase of treasury stock (297,200 shares) . . .                                             (2,883)                     (2,883)
Proceeds from employee stock purchase plan. . . .           4             41                                                  41
Net income. . . . . . . . . . . . . . . . . . . .                                   9,875                                  9,875
                                                     --------     ----------    ---------   ---------  ----------      ---------

BALANCE AS OF OCTOBER 31, 1995. . . . . . . . . .       9,021         58,550       27,319     (2,883)       -             82,986

Proceeds from exercise of stock options
  including tax benefits of $1,491 . . . . . . . .        443          1,970                                               1,970
Proceeds from employee stock purchase plan. . . .          13            121                                                 121
Purchase of treasury stock (134,774 shares) . . .                                             (1,292)                     (1,292)
Net income  . . . . . . . . . . . . . . . . . . .                                  11,824                                 11,824
                                                     --------     ----------    ---------   ---------  ----------      ---------
BALANCE AS OF OCTOBER 31, 1996  . . . . . . . . .       9,477         60,641       39,143     (4,175)       -             95,609

Proceeds from exercise of stock options
  including tax benefits of $1,059  . . . . . . .         255          2,198                                               2,198
Proceeds from employee stock purchase plan. . . .          13            108                                                 108
Purchase of treasury stock (8,547 shares) . . . .                                               (121)                       (121)
Net income  . . . . . . . . . . . . . . . . . . .                                  11,319                                 11,319
Foreign currency translation adjustment . . . . .                                                          (186)            (186)
                                                     --------     ----------    ---------   ---------  ----------      ---------

BALANCE AS OF OCTOBER 31, 1997  . . . . . . . . .       9,745        $62,947      $50,462    $(4,296)   $  (186)        $108,927
                                                     --------     ----------    ---------   ---------  ----------      ---------
                                                     --------     ----------    ---------   ---------  ----------      ---------





     See notes to consolidated financial statements.

                      CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEAR ENDED OCTOBER 31,
                                                                             ----------------------
                                                                       1997          1996            1995
                                                                       ----          ----            ----
                                                                             (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 11,319      $ 11,824       $   9,875
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .       9,287         6,118           4,641
  (Gain) loss on sale of property and equipment . . . . . . . . .           2            12            (143)
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .      (1,522)           61            (193)
  Foreign currency translation adjustment.  . . . . . . . . . . .        (186)
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable . . . . . . . . . . . . . . . . . . . . .      (3,689)       (6,666)         (6,400)
    Notes receivable held for sale  . . . . . . . . . . . . . . .     (16,462)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        (642)       (2,506)          4,248
    Prepaid expenses and other assets . . . . . . . . . . . . . .         957           782            (731)
    Accounts payable and accrued expenses . . . . . . . . . . . .       5,403        13,936            (781)
    Warehouse line of credit  . . . . . . . . . . . . . . . . . .      12,189
    Other current liabilities . . . . . . . . . . . . . . . . . .          29        (1,104)            167
                                                                     ---------    ---------      ----------
       Net cash provided by operating activities. . . . . . . . .      16,685        22,457          10,683
                                                                     ---------    ---------      ----------
INVESTING ACTIVITIES:
  Acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . .     (33,034)      (24,762)        (34,783)
  Seller financings of acquired businesses and deferred payments.                       700           2,288
                                                                     ---------    ---------      ----------
       Cash paid for acquisitions . . . . . . . . . . . . . . . .     (33,034)      (24,062)        (32,495)
  Purchases of property, plant and equipment. . . . . . . . . . .     (11,236)       (8,933)         (4,505)
  Investment in affiliate . . . . . . . . . . . . . . . . . . . .      (2,640)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16)           (3)            (43)
                                                                     ---------    ---------      ----------
       Net cash used in investing activities. . . . . . . . . . .     (46,926)      (32,998)        (37,043)
                                                                     ---------    ---------      ----------

FINANCING ACTIVITIES:
  Proceeds from borrowings under long-term debt . . . . . . . . .                    50,000
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        (183)         (762)
  Net borrowings (repayment) under revolving lines of credit  . .      24,980       (25,000)            720
  Repayment of long-term debt . . . . . . . . . . . . . . . . . .                   (10,133)
  Repayments of seller financing of acquired businesses . . . . .        (566)       (2,457)           (669)
  Proceeds from sales of common stock . . . . . . . . . . . . . .                                    31,921
  Proceeds from employee stock purchase plan. . . . . . . . . . .         108           121              41
  Exercise of stock options . . . . . . . . . . . . . . . . . . .       2,198         1,970             526
  Purchase of treasury stock. . . . . . . . . . . . . . . . . . .        (121)       (1,292)         (2,883)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (354)         (322)           (159)
                                                                     ---------    ---------      ----------
         Net cash provided by financing activities. . . . . . . .      26,062        12,125          29,497
                                                                     ---------    ---------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . .      (4,179)        1,584           3,137

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . . . . . . . .       5,078         3,494             357
                                                                     ---------    ---------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . . . . . .     $   899     $   5,078       $   3,494
                                                                     ---------    ---------      ----------
                                                                     ---------    ---------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
  Cash paid for interest. . . . . . . . . . . . . . . . . . . . .     $ 5,913     $   3,628       $   3,055
                                                                     ---------    ---------      ----------
                                                                     ---------    ---------      ----------
  Cash paid for income taxes. . . . . . . . . . . . . . . . . . .     $ 7,046     $   7,034       $   5,620
                                                                     ---------    ---------      ----------
                                                                     ---------    ---------      ----------
  Debt assumed of acquired business . . . . . . . . . . . . . . .     $ 8,877     $     -         $     -
                                                                     ---------    ---------      ----------
                                                                     ---------    ---------      ----------



     See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Cameron Ashley Building Products, Inc., and its wholly owned subsidiaries (the "Company").

     The Company distributes building products to independent dealers (lumberyards and hardware stores), professional builders, contractors and mass merchandisers throughout the United States and in Mexico and Canada. Products distributed by the Company are used primarily in new residential construction and home improvement, remodeling and repair work, as well as in commercial and industrial applications. The Company also provides financing for home improvement projects through Cameron Ashley Financial Services, Inc. ("CAFS").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH EQUIVALENTS.    All highly liquid debt instruments with a maturity of
three months or less when purchased are classified as cash equivalents.

     NOTES RECEIVABLE HELD FOR SALE.    Notes receivable held for sale represent
loans to consumers to finance home improvement projects. Notes receivable are carried at the lower of cost or market. Market is determined based on prices in the secondary market for similar loans. Origination fees, net of direct loan origination costs, are deferred and recognized when the loan is sold. The Company provides for estimated loan losses by establishing an allowance for loan losses through a provision for bad debts for losses expected to be incurred. Management's periodic evaluation for estimated losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

     INVENTORIES.    Inventories are stated at the lower of last-in, first-out
("LIFO") cost or market. Included in inventory cost are costs directly associated with the fabrication of the Company's products. Substantially all of the Company's inventory is finished goods.

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

     INTANGIBLE ASSETS.    Intangible assets consist primarily of noncompete
agreements, which are recorded at cost and are amortized over periods of three to five years, the contractual term of the agreements, and goodwill, which is primarily amortized over 25 years.

     CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT.    Cumulative
translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of its foreign subsidiary. The functional currency of the Company's foreign subsidiary is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year.

     REVENUE RECOGNITION.    Sales are recorded at the time merchandise is
shipped and are reported net of estimated payment discounts and returns and allowances.

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

     CONCENTRATION OF CREDIT RISK.    The Company is primarily engaged in the
distribution of building products throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral. The Company also extends unsecured credit to finance home improvement projects. The concentration of credit risk with respect to trade accounts receivable and notes receivable held for sale is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable, and credit losses have been within management's expectations.

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

     INCOME PER SHARE. Income per share is computed by dividing net income by the weighted average shares outstanding. Weighted average shares used in the primary calculation include the actual shares outstanding and the net additional shares which would be issuable upon the exercise of stock options, assuming that the Company used the proceeds (including related tax benefits) to purchase additional shares at estimated fair value during the year. Fully diluted income per share is not presented, because such amount differs by less than 3% from the primary calculation.

     NEW ACCOUNTING STANDARDS.    On November 1, 1996, the Company adopted
Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which did not have a significant impact on the financial position or results of operations of the Company.

     On November 1, 1996, the Company also adopted SFAS No. 123 "Accounting for Stock-Based Compensation." Management elected to continue to measure compensation costs using APB Opinion No. 25 "Accounting for Stock Issued to Employees" and will therefore include certain disclosures in the notes to the financial statements for all awards granted after November 1, 1995. The adoption of this statement did not have a significant effect on the financial position or results of operations of the Company.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share" which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997 including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported income per share.

     The FASB issued in February 1997 SFAS No. 129 "Disclosure of Information About Capital Structure" which establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The FASB also issued in June 1997 SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the adoption of these standards to have any impact on the Company's financial position or results of operations.

     RECLASSIFICATIONS.    Certain prior year amounts have been reclassified
to conform to current-year presentation.

3.   ACQUISITIONS

     Over the past three years, the Company has acquired certain net assets and operations of various building materials distributors. All of these transactions were accounted for as purchases; therefore, results of operations of the Company include the operations of the businesses subsequent to their acquisitions.

     In fiscal 1995, seven businesses were acquired at a total cost of $34.8 million. During fiscal 1996, five businesses were acquired at a total cost of $24.8 million. During fiscal 1997, eight businesses were acquired at a total cost of $41.9 million. Pro forma revenue as if the 1997 acquisitions occurred at the beginning of the year would have been $807 million and $761 million for 1997 and 1996, respectively. Pro forma results of operations and income per share for these acquisitions are not presented due to the immaterial effect on historical results.

     On October 31, 1997, the Company acquired a one-third interest in Field Marketing & Management, Inc. for $2.6 million. The seller may put its remaining stock and the Company may call such stock under certain conditions at prices based upon future performance. The investment is included in other assets. The affiliate will provide certain marketing services to the Company.

4.   INVENTORIES

     The Company values its inventories using the LIFO method. Had the Company used the first-in, first-out ("FIFO") method, inventories would have been approximately $2,627,000 and $2,227,000 higher at October 31, 1997 and 1996, respectively. Under FIFO, income from operations for the year ended October 31, 1997 would have been higher by approximately $400,000, for the year ended October 31, 1996 would have been lower by approximately $1,281,000, and for the year ended October 31, 1995 would have been higher by approximately $1,299,000.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at October 31:


                                          1997              1996
                                          ----              ----
                                            (IN THOUSANDS)

     Land . . . . . . . . . . . . . .  $  3,381           $  3,006
     Buildings and improvements   . .    19,277             12,504
     Machinery and equipment  . . . .    11,370              8,195
     Furniture and fixtures . . . . .     9,786              8,077
     Vehicles . . . . . . . . . . . .    14,958             10,657
     Other  . . . . . . . . . . . . .       707                716
                                       --------           ---------
                                         59,479              43,155
     Accumulated depreciation . . . .   (20,796)            (11,936)
                                       --------           ---------
     Property, plant and equipment,
        net . . . . . . . . . . . . .  $ 38,683            $ 31,219
                                       --------           ---------
                                       --------           ---------



     Included in property and equipment at October 31, 1997 and 1996, is $921,000 and $888,000, respectively, of equipment under capital leases. In fiscal 1997, the Company reduced the carrying value of certain of its data processing system by approximately $1,500,000 with an additional charge to depreciation expense. The Company has contracted to replace a substantial part of its existing system and, therefore, reduced the carrying value to reflect its diminished value.

6.   INTANGIBLE ASSETS

     Intangible assets consist of the following at October 31:

                                          1997               1996
                                          -----              ----
                                            (IN THOUSANDS)

     Noncompete agreements . . .        $ 3,178          $   3,128
     Goodwill  . . . . . . . . .         31,154             23,502
     Other . . . . . . . . . . .          1,393              1,367
                                       --------          ----------
                                         35,725             27,997
     Accumulated amortization .         ( 6,993)            (5,459)
                                       --------          ----------
       Intangible assets, net .         $28,732           $ 22,538
                                       --------          ----------
                                       --------          ----------

7.   LONG-TERM DEBT

     Long-term debt consists of the following at October 31:


                                                                              1997                 1996
                                                                              ----                 ----
                                                                                    (IN THOUSANDS)

Senior Debt:
     Unsecured Senior Notes with maturities and interest rates
      as follows:
          $10,000,000 due April 15, 2001 bearing interest at 6.79%
          $15,000,000 due April 15, 2002 bearing interest at 6.79%
          $10,000,000 due April 15, 2003 bearing interest at 7.21%
          $15,000,000 due April 15, 2006 bearing interest at 7.61%
          Interest is due semi-annually, with an average interest rate
          of 7 1/8%  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $50,000              $50,000

     NationsBank of Texas, N.A. (as lead agent):
          Revolving credit note due January 15, 2002; unsecured;
          interest is due quarterly at the LIBOR rate or Banker's
          acceptance rate plus 0.50% to 1.0%, or at a base rate
          (defined in the agreement as prime).  At October 31,
          1997, the interest rate was 6.02%. . . . . . . . . . . . . . . .   28,152

     Seller financing of acquired business:
          Various terms, interest rates ranging from 8% to 9%,
               collateralized by certain land and buildings. . . . . . . .    1,705                2,271

     Other, including capital leases (see Note 10) . . . . . . . . . . . .      596                  597
                                                                           --------             ---------
                                                                             80,453               52,868
     Less current maturities . . . . . . . . . . . . . . . . . . . . . . .    ( 973)                (790)
                                                                           --------             ---------
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $79,480              $52,078
                                                                           --------             ---------
                                                                           --------             ---------

     The seller notes payable are subordinated to the obligations under the NationsBank agreement.

     In January 1997, the Company amended the credit facility with NationsBank and other banks (collectively referred to as "NationsBank"). The financing agreement with NationsBank covers a revolving line of credit up to $80 million U.S. dollars and $25 million Canadian dollars. The financing agreement restricts distributions to stockholders to 50% of net income, issuance of stock by the Company's subsidiaries, the assumption of debt and liens by the Company's subsidiaries, and requires compliance with certain financial ratios and covenants. The obligations of the Company to NationsBank are unsecured. The NationsBank revolving credit note also requires the Company to pay a quarterly commitment fee on the unused balance ranging from 0.2% to 0.3% on the difference between the revolving commitment and revolving advances outstanding. At October 31, 1997, the Company had $708,000 of letters of credit issued under this credit facility.

     Aggregate maturities of long-term debt during the fiscal years subsequent to October 31, 1997 are as follows:


                                              (IN THOUSANDS)
      1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    973
      1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      827
      2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,395
      2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,097
      2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,161
      Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,000
                                                                        --------
               Total  . . . . . . . . . . . . . . . . . . . . . . . . .  $80,453
                                                                        --------
                                                                        --------

     At October 31, 1997, the Company was not in compliance with certain covenants of the NationsBank credit facility. On January 22, 1998, the Company received a waiver and amended the facility to modify these covenants.

8.   WAREHOUSE LINE OF CREDIT

     In December 1996, CAFS entered into a one year $20 million warehouse line of credit agreement with BankOne Texas for the purpose of funding notes receivable held for sale. The line of credit is secured by the notes receivable held for sale and a $5 million guarantee from the Company. The agreement requires compliance with certain financial ratios and covenants. Interest under the agreement is payable monthly at LIBOR or at prime less 1.375% (7.06% at October 31, 1997).

9.   INCOME TAXES

     The provision for income taxes computed by applying the federal statutory tax rate to income before income taxes differs from the actual provision for income taxes as set forth below for the years ended October 31:


                                                             1997                      1996                      1995
                                                             ----                      ----                      ----
                                                      AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                                      ------       -------      ------       -------      ------       -------
                                                                                   (IN THOUSANDS)

Income taxes at statutory rates. . . . . . . . . . .  $6,441        35.0%       $ 6,699       35.0%       $ 5,551      35.0%
State taxes based on income net of
  federal income tax benefit . . . . . . . . . . . .     424         2.3            450        2.4            546       3.4
Foreign taxes in excess of
  federal statutory rates. . . . . . . . . . . . . .     190         1.0
Other. . . . . . . . . . . . . . . . . . . . . . . .      29         0.2            166        0.8           (112)     (0.7)
                                                    --------      ------        -------       -----       -------      -----

      Total income tax expense  . . . . . . . . .     $7,084        38.5%       $ 7,315       38.2%       $ 5,985      37.7%
                                                    --------      ------        -------       -----       -------      -----
                                                    --------      ------        -------       -----       -------      -----

The provision for income taxes consists of the following:
Current year income taxes:
   United States  . . . . . . . . . . . . . . . .     $8,459                    $ 7,254                   $ 6,178
   Foreign  . . . . . . . . . . . . . . . . . . .        147
Deferred income taxes:
   United States  . . . . . . . . . . . . . . . .     (2,144)                        61                      (193)
   Foreign  . . . . . . . . . . . . . . . . . . .        622
                                                     --------                   -------                   --------
Total income tax expense  . . . . . . . . . . . .     $7,084                    $ 7,315                   $ 5,985
                                                     --------                   -------                   --------
                                                     --------                   -------                   --------


The components of the deferred tax assets (liabilities) consist of the following at October 31:


                                             1997                 1996
                                             ----                 ----
                                                  (IN THOUSANDS)
Allowance for doubtful accounts . . .      $ 1,396              $ 1,041
Inventory . . . . . . . . . . . . . .          (45)                (802)
Accrued liabilities . . . . . . . . .        3,025                  761
Sales returns and allowances  . . . .          102                  105
Other . . . . . . . . . . . . . . . .           49                   36
                                           -------               ------
     Current  . . . . . . . . . . . .        4,527                1,141
                                           -------               ------

Property, plant and equipment . . . .       (2,453)              (1,398)
Deferred charges  . . . . . . . . . .         (809)
                                           -------               ------
     Noncurrent . . . . . . . . . . .       (3,262)              (1,398)
                                           -------               ------
     Total  . . . . . . . . . . . . .      $ 1,265              $  (257)
                                           -------               ------
                                           -------               ------


     Management believes that no valuation allowance against net deferred tax benefits is necessary. Deferred U.S. federal income taxes are not provided on certain undistributed earnings of foreign subsidiaries as management plans to continue reinvesting these earnings outside the United States. Determination of such tax amounts is not practical because potential offset by U.S. foreign tax credits would be available under various assumptions involving the tax calculation.

10.  COMMITMENTS AND CONTINGENCIES

     Future minimum lease payments under noncancelable lease agreements during the years subsequent to October 31, 1997 are as follows:

                                          CAPITAL LEASES   OPERATING LEASES
                                          --------------   ----------------
                                                  (IN THOUSANDS)

   1998  . . . . . . . . . . . . . . . . . . $   408          $ 7,470
   1999  . . . . . . . . . . . . . . . . . .     143            5,770
   2000  . . . . . . . . . . . . . . . . . .      25            3,899
   2001  . . . . . . . . . . . . . . . . . .      11            2,676
   2002  . . . . . . . . . . . . . . . . . .       9            1,764
   Thereafter  . . . . . . . . . . . . . . .                    2,340
                                              ------          -------
   Total minimum lease payments  . . . . . .     596          $23,919
                                                              -------
                                                              -------
   Amount representing interest  . . . . . .     (46)
                                              ------
   Present value of net minimum lease
     payments (including current portion
     of $370,000). . . . . . . . . . . . . .    $ 550
                                              -------
                                              -------


     During the year ended October 31, 1997, the Company incurred rent expense of approximately $8,468,000, excluding $1,542,000 of accrued rent for closed branches. During the years ended October 31, 1996 and 1995, the Company incurred rent expense of approximately $6,744,000 and $5,551,000, respectively.

     The Company entered into a letter of intent dated October 2, 1997, to acquire Bradco Supply Corporation subject to due diligence and negotiation of a definitive agreement. Prior to the completion of the Company's due diligence procedures, negotiations were discontinued by Bradco. On November 3, 1997, Bradco filed suit claiming a breach of the letter of intent and claimed liquidated damages of $3 million. Management believes the case is without merit and intends to vigorously defend the Company against such claim; however, an adverse resolution would result in an after-tax charge to income of approximately $2 million. From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that pending litigation matters, except for the Bradco claim, would not, if decided adversely to the Company, have a material adverse effect on the Company's financial condition, results of operations or cash flows.

11.  CAPITAL STOCK

     The Company's Stock Incentive Plan and 1996 Stock Incentive Plan (collectively referred to as the "Incentive Plans") provide for the possible issuance of options, phantom shares, stock awards, stock appreciation rights, performance unit awards or dividend equivalent rights. Options, which constitute the only issuances under the Incentive Plans, have generally been granted at fair market value of the Company's common stock on the date of grant.

     The weighted average fair value of the stock options granted during 1997 and 1996 was $5.82 and $7.38, respectively. The fair value of options granted under the Company's stock option plans during 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, expected volatility of approximately 43%, risk-free interest rate of 6.4% and expected life of 5.2 years. The following table summarizes the Company's Incentive Plans stock option activity:


                                                      WEIGHTED
                                                      AVERAGE
                                                      EXERCISE                             OPTION
                                                       PRICE             SHARES            PRICE
                                                      --------           ------            -----

Outstanding at November 1, 1994  . . . . . . .                          1,128,647       $0.95- $17.50

Granted  . . . . . . . . . . . . . . . . . . .                            188,412        9.50-  16.25

Exercised  . . . . . . . . . . . . . . . . . .                            (99,552)       0.95-   4.03

Canceled . . . . . . . . . . . . . . . . . . .                            (33,250)       3.08-  16.00
                                                                        ---------

Outstanding at October 31, 1995  . . . . . . .        $  3.95           1,184,257        0.95-  17.50

Granted  . . . . . . . . . . . . . . . . . . .          11.92             371,594       10.00-  12.25

Exercised  . . . . . . . . . . . . . . . . . .           1.08            (447,963)       0.95-   7.11

Canceled . . . . . . . . . . . . . . . . . . .          13.69             (31,100)       1.42-  16.25
                                                      -------           ---------

Outstanding at October 31, 1996  . . . . . . .           7.59           1,076,788        0.95-  17.50

Granted  . . . . . . . . . . . . . . . . . . .          14.91             312,260        5.38-  17.88

Exercised  . . . . . . . . . . . . . . . . . .           3.83            (254,302)       0.95-  16.25

Canceled . . . . . . . . . . . . . . . . . . .          14.40            ( 21,208)       9.50-  16.25
                                                      -------           ---------

Outstanding at October 31, 1997  . . . . . . .        $ 10.38           1,113,538       $0.95- $17.88
                                                      -------           ---------
                                                      -------           ---------
Exercisable at October 31, 1997  . . . . . . .        $  6.24             472,237       $0.95- $17.88
                                                      -------           ---------
                                                      -------           ---------


     Summary of stock options outstanding at October 31, 1997:

                                                   WEIGHTED
                                                    AVERAGE            WEIGHTED
     RANGE OF                     NUMBER           REMAINING           AVERAGE
     EXERCISE                       OF            CONTRACTUAL          EXERCISE
      PRICES               OPTIONS OUTSTANDING    LIFE (YEARS)          PRICE
     -------               -------------------   -------------         --------



  $  0.95-$ 1.42                202,596               4.0             $ 0.98
  $  3.08-$ 7.11                 95,979               5.8               4.16
  $  9.50-$14.00                511,436               8.6              12.20
  $ 14.13-$17.88                303,527               9.0              15.54
                              ---------                               ------

                              1,113,538                               $10.38
                              ---------                               ------
                              ---------                               ------

     A Non-Management Directors Plan (the "Directors Plan") provides for the issuance of up to 25,000 options to purchase shares at an exercise price equal to fair market value of the Company's common stock on date of grant. At October 31, 1997, options to purchase 15,000 shares were outstanding, and 13,002 options were exercisable. During 1997, 9,000 options were granted to non-management directors at less than fair market value of the Company's common stock and $63,000 in compensation expense has been recorded. The options generally vest over three- to five-year periods and expire within ten years of grant date.

     At October 31, 1997, 1,122,186 and 10,000 additional options were available for future grant under the Incentive and Directors' Plans, respectively, and 2,260,734 shares of common stock were reserved for issuance upon the exercise of outstanding options or future option grants under all plans.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for the Company's stock option plans, except as noted above, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

     The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As required by SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options granted subsequent to November 1, 1995, using the fair value method prescribed by SFAS No. 123. Pro forma disclosures for 1997 and 1996 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the pro forma effect will not be fully reflected until 2000.

                                   YEAR ENDED OCTOBER 31,
                                   ----------------------
                                1997                   1996
                                ----                   ----
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net income:
        As reported          $11,319                 $11,824
        Pro forma            $10,585                 $11,478

     Earnings per share:
        As reported          $  1.20                 $  1.28
        Pro forma            $  1.13                 $  1.25

     During fiscal 1995, the Company's board of directors authorized the repurchase of up to 750,000 shares of the Company's common stock. Through October 31, 1997, the Company had repurchased 440,521 shares of the Company's common stock at an average price per share of $9.75.

     During fiscal 1995, the Company adopted an Employee Stock Purchase Plan under which employees are granted a right to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock at the end of the quarter. Shares were purchased at prices ranging from $11.58 to $15.51 during fiscal 1997 and $7.44 to $10.73 during fiscal 1996. At October 31, 1997 and 1996, there were 169,111 and 182,152 shares of common stock reserved for purchase under the plan, respectively.

     On August 19, 1997, the Board of Directors of the Company adopted a shareholders rights plan and declared a dividend distribution of one Right for each outstanding share of the Company's common stock to stockholders of record at the close of business on September 10, 1997. Each Right entitles the registered holder to purchase from the Company 1/10,000 of a share of Series A Preferred Stock (the "Preferred Stock") at a purchase price of $72 per 1/10,000 of a share, subject to adjustment. Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired or obtained the right to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date") or (ii) ten business days (or such later date as the Board of Directors determines) following the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock. The date the Rights separate is referred to as the "Distribution Date".

     In the event that any person or group becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person and certain related parties) will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price of the Right. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Common Stock, the Board of Directors of the Company may, without payment of the Purchase Price by the holder, exchange the rights (other than Rights owned by such person or group, which will become void), in whole or in part, for shares of Common Stock at an exchange ratio of one-half the number of shares of Common Stock (or in certain circumstances, Preferred Stock) for which a Right is exercisable immediately prior to the time of the Company's decision to exchange the Rights (subject to adjustment). At any time until ten business days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (payable in cash, shares of Common Stock or other considerations deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price. The rights expire on September 10, 2007.

12.  EMPLOYEE BENEFITS

     The Company has 401(k) plans that cover substantially all employees. The Company's funding policy is to match the employee's contributions up to 4% of the employee's base salary, not to exceed certain allowable limits. Employees vest in Company contributions evenly over four years. The Company's contributions for the years ended October 31, 1997, 1996 and 1995 were $916,000, $907,000 and $586,000, respectively.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                                         1997                       1996
                                                ------------------------   ----------------------
                                                  CARRYING      FAIR         CARRYING      FAIR
                                                   AMOUNT      VALUE          AMOUNT      VALUE
                                                   ------      -----          ------      -----
                                                                 (IN THOUSANDS)
 Assets:
       Cash and cash equivalents. . . . . . .     $    899    $    899         $ 5,078    $ 5,078
       Accounts receivable, net . . . . . . .      115,687     115,687          92,932     92,932
       Notes receivable held for sale, net. .       16,462      16,825            -          -

 Liabilities:
       Accounts payable . . . . . . . . . . .       66,792      66,792          54,839     54,839
       Current maturities of debt . . . . . .          973         973             790        790
       Long-term debt . . . . . . . . . . . .       79,480      79,997          52,078     52,078
       Warehouse line of credit . . . . . . .       12,189      12,189            -          -


     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND CURRENT MATURITIES OF DEBT - The carrying amounts of these items approximate their fair value due to their short-term nature or are the amounts payable on demand.

     WAREHOUSE LINE OF CREDIT AND LONG-TERM DEBT - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt.

14.  CONSULTING AGREEMENTS

     The Company has an agreement expiring in December 1998 with an affiliate of a major shareholder for financial and management consulting services to be provided to the Company. This agreement, executed in November 1996, amended and superseded prior consulting agreements with the Company's operating subsidiaries. Fees under these agreements with the Company and its operating subsidiaries for the years ended October 31, 1997, 1996 and 1995, totaled $280,000, $426,000 and $338,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Director and Nominee Information", "Executive Officers of the Company" and "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1998 sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is included elsewhere in
Part I hereof under the caption "Executive Officers of the Registrant".

 ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1998, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Principal Shareholders of the Company" and "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1998, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Compensation Committee Interlocks and Insider Participation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1998 sets forth certain information with respect to these matters and is incorporated herein by reference.

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

           2.1      --   Exchange Agreement dated as of February 16, 1994 among
                           Cameron Ashley Inc., Cameron, Ashley, the shareholders and option holders of Cameron and Ashley and William A. Davies.*

          3.1       --   Amended and Restated Articles of Incorporation.*

          3.2       --   Amended and Restated Bylaws.*

          4.1       --   See Articles II, III, IV of the Amended and Restated
                           Articles of Incorporation filed as Exhibit 3.1 and Articles 2, 7, 8 and 9 of the Amended and Restated Bylaws filed as Exhibit 3.2.

          10.1      --   Intentionally omitted.

          10.2      --   Intentionally omitted.

          10.3      --   Intentionally omitted.

          10.4      --   CAMERON ASHLEY INC.  STOCK INCENTIVE PLAN.*

          10.5      --   FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.*

          10.6      --   CAMERON ASHLEY INC. NON-MANAGEMENT DIRECTORS' STOCK
                           OPTION PLAN.*

          10.6.1    --   TECHNICAL AMENDMENT TO CAMERON ASHLEY INC. NON-
                           MANAGEMENT DIRECTORS' STOCK OPTION PLAN.(2)

          10.7      --   Intentionally omitted.

          10.7.1    --   EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                           WM. CAMERON & CO. AND RONALD R. ROSS.(6)

          10.8      --   Intentionally omitted.

          10.8.1    --   EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN
                           ASHLEY ALUMINUM, INC. AND WALTER J. MURATORI.(6)

          10.9      --   EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN WM.
                           CAMERON & CO. AND JOHN H. BRADBERRY.

          10.10     --   EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN
                           ASHLEY ALUMINUM, INC. AND C. STEVEN GAFFNEY.

          10.11     --   FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY
                           AND EACH OF ITS DIRECTORS.*

          10.11.1   --   FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY
                           AND EACH OF ITS EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF THE COMPANY.(1)

          10.12     --   Intentionally omitted.

          10.13     --   Intentionally omitted.

          10.14     --   Amended and Restated Agreement for Consulting Services
                           dated November 1, 1996 among the Company, Cameron, Ashley and CGW Southeast Management Company.(6)

          10.15     --   Intentionally omitted.

          10.16     --   Intentionally omitted.

          10.17     --   CAMERON ASHLEY INC. 1995 QUALIFIED EMPLOYEE STOCK
                           PURCHASE PLAN.(4)

          10.18     --   Intentionally omitted.

          10.18.1   --   Intentionally omitted.

          10.18.2   --   Second restated Credit Agreement dated January 29, 1997
                           among the Company, CABP Canada, Inc., NationsBank of Texas, National Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders.(7)

          10.18.3   --   First Amendment to Second Restated Credit Agreement
                           dated May 23, 1997 among the Company, CABP Canada, Inc., NationsBank of Texas, National Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders.(7)

          10.18.4   --   Second Amendment to Second Restated Credit Agreement
                           dated January 22, 1998 among the Company, ABP Canada, Inc., NationsBank of Texas, National C Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders.(7)

          10.19     --   Form of Note Purchase Agreement between the Company and
                           various Purchasers dated as of April 1, 1996.(5)

          10.19.1   --   First Amendment to Note Purchase Agreements dated as of
                           January 15, 1997 between the Company and various Purchasers.

          10.20     --   CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE
                           COMPANY AND RONALD R. ROSS DATED AS OF JUNE 1,
                           1996.(5)

          10.21     --   CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE
                           COMPANY AND WALTER J. MURATORI DATED AS OF JUNE 1, 1996.(5)

          10.22     --   Credit Agreement dated December 3, 1996 between Cameron
                           Ashley Financial Services, Inc., as Borrower, and Bank One, Texas, N.A., as Lender.(6)

          10.22.1   --   First Amendment to Credit Agreement dated as of
                           December 3, 1997 between Cameron Ashley Financial Services, Inc. and Bank One, Texas, N.A.

          10.23     --   CAMERON ASHLEY BUILDING PRODUCTS, INC. 1996 STOCK
                           INCENTIVE PLAN.(6)

          10.23.1   --   FIRST AMENDMENT TO THE CAMERON ASHLEY BUILDING
                           PRODUCTS, INC. 1996 STOCK INCENTIVE PLAN, DATED DECEMBER 11, 1996.(6)

          10.24     --   EMPLOYMENT AGREEMENT DATED OCTOBER 13, 1997 BETWEEN WM.
                           CAMERON & CO. AND JOHN S. DAVIS.

          11.1      --   Statement regarding computation of per share earnings.

          21.1      --   List of Subsidiaries of the Registrant.

          23.1      --   Consent of Deloitte & Touche LLP.
__________________

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

(5) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996. filed with the Commission on June 7, 1996.

(6) Incorporated by reference to the exhibited filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 filed with the Commission on January 29, 1997.

(7) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, as filed with the Commission on June 16, 1997.

(B)  CURRENT REPORTS ON FORM 8-K:

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 1997.

(C)  EXHIBITS:

     The Index to Exhibits filed or incorporated by reference pursuant Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K.

(D)  FINANCIAL STATEMENTS OF SUBSIDIARIES OR AFFILIATES:

     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1998.

                                   CAMERON ASHLEY BUILDING PRODUCTS, INC.



                                   By:  /s/ F. Dixon McElwee
                                      -----------------------------------------
                                       F. Dixon McElwee
                                       Vice President - Chief Financial Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 29, 1998.

            SIGNATURE                                 TITLE

      /s/ Ronald R. Ross         Chairman of the Board and Chief Executive
   ----------------------------- Officer (Principal Executive Officer) Ronald R. Ross



      /s/ Walter J. Muratori     President and Director
   -----------------------------
   Walter J. Muratori

      /s/ F. Dixon McElwee       Vice President - Chief Financial Officer
   ----------------------------- (Principal Financial Officer)
   F. Dixon McElwee

      /s/ John H. Bradberry      Vice President - Chief Accounting Officer
   ----------------------------- (Principal Accounting Officer)
   John H. Bradberry

      /s/ J. Veronica Biggins    Director
   -----------------------------
   J. Veronica Biggins

                                 Director
   -----------------------------
   Richard L. Cravey


      /s/ Harry K. Hornish       Director
   -----------------------------
   Harry K. Hornish

      /s/ Allen J. Keesler, Jr.  Director
   -----------------------------
   Allen J. Keesler, Jr.

                                 Director
   -----------------------------
   Donald S. Huml

     /s/ Charles C. Schoen, III  Director
   -----------------------------
   Charles C. Schoen, III

      /s/ Alan K. Swift          Director
   -----------------------------
   Alan K. Swift

                                 Director
   -----------------------------
   Edwin A. Wahlen, Jr.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----

Independent Auditors' Report on Financial Statement Schedule            S-2

Schedule II -- Valuation and Qualifying Accounts                        S-3

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Cameron Ashley Building Products, Inc.:

     We have audited the consolidated financial statements of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1997 and 1996 and for each of the three years in the period ended October 31, 1997 and have issued our report thereon dated December 16, 1997 (except the last paragraph of Note 7, which is as of January 22, 1998). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dallas, Texas
December 16, 1997

                                   SCHEDULE II

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                          Balance at     Charges in                                   Balance at
                                                          Beginning      Costs and       Other                          End of
                 Description                              of Period       Expenses     Additions      Deductions        Period
                 -----------                              ---------       --------     ---------      ----------        ------

 Allowance for doubtful accounts:
      Year Ended October 31, 1995                           $2,052          2,203           333(1)       2,007            $2,581

      Year Ended October 31, 1996                           $2,581          2,257             0          2,119            $2,719

      Year Ended October 31, 1997                           $2,719          3,128           146(1)       2,498            $3,495



 (1) Amount represents the allowance for doubtful accounts of acquired businesses as of the date of acquisition.


 Allowance for loan losses:
      Year Ended October 31, 1997                         $      0            341             0            157            $  184


                                INDEX TO EXHIBITS


     (includes only exhibits not incorporated by reference - see item 14 for incorporated exhibits)

 ITEMS LISTED IN BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS
                                 OR ARRANGEMENTS.



      EXHIBIT NUMBER                  DESCRIPTION


          10.9      --   EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN WM.
                           CAMERON & CO. AND JOHN H. BRADBERRY.

          10.10     --   EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN
                           ASHLEY ALUMINUM, INC. AND C. STEVEN GAFFNEY.

          10.18.4   --   Second Amendment to Second Restated Credit Agreement
                           dated January 22, 1998 among the Company, CABP Canada, Inc., NationsBank of Texas, National Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders.

          10.19.1   --   First Amendment to Note Purchase Agreements dated as of
                           January 15, 1997 between the Company and various Purchasers.

          10.22.1   --   First Amendment to Credit Agreement dated as of
                           December 3, 1997 between Cameron Ashley Financial Services, Inc. and Bank One, Texas, N.A.

          10.24     --   EMPLOYMENT AGREEMENT DATED OCTOBER 13, 1997 BETWEEN WM.
                           CAMERON & CO. AND JOHN S. DAVIS.

          11.1      --   Statement regarding computation of per share earnings.

          21.1      --   List of Subsidiaries of the Registrant.

          23.1      --   Consent of Deloitte & Touche LLP.