Form 10-Q
period 1998-01-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1998-03-16
CIK 918858

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              -----------------

                                  FORM 10-Q

                              -----------------

(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________TO_______________

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

       The number of shares of Registrant's Common Stock outstanding at March 9, 1998 was 9,340,367.

================================================================================

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                    INDEX



PART I.   FINANCIAL INFORMATION                                       PAGE NO.
          ---------------------                                       --------
          Item 1.   Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    January 31, 1998 and October 31, 1997                  3

                    Consolidated Condensed Statements of Income for
                    the three months ended January 31, 1998 and 1997       4

                    Consolidated Condensed Statements of
                    Stockholders' Equity for the three months ended
                    January 31, 1998                                       5

                    Consolidated Condensed Statements of Cash Flows
                    for the three months ended January 31, 1998 and
                    1997                                                   6

                    Notes to Consolidated Condensed Financial
                    Statements                                           7-8

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       9-11

     Item 3.        Quantative and Qualitative Disclosures about
                    Market Risk                                           11


PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                     12

     Item 6.        Exhibits and Reports on Form 8-K                      12

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                  (IN THOUSANDS)

                                                        January 31,    October 31,
                                                            1998           1997
                                                        -----------    -----------
                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  2,131       $    899
  Accounts receivable, net                                 87,815        115,687
  Notes receivable held for sale, net                      10,949         16,462
  Inventories                                              95,482         82,298
  Prepaid expenses and other assets                         2,006          2,257
  Deferred income taxes                                     4,507          4,527
                                                         --------       --------
       Total current assets                               202,890        222,130

PROPERTY, PLANT AND EQUIPMENT, NET                         39,205         38,683
INTANGIBLES, NET                                           28,375         28,732

OTHER ASSETS                                                3,818          3,706
                                                         --------       --------

       TOTAL                                             $274,288       $293,251
                                                         --------       --------
                                                         --------       --------

          LIABILITIES & STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $ 43,834       $ 66,792
  Accrued expenses                                         13,868         21,628
  Warehouse line of credit                                  5,867         12,189
  Current maturities of debt                                  965            973
                                                         --------       --------
       Total current liabilities                           64,534        101,582

LONG-TERM DEBT, LESS CURRENT MATURITIES                    96,843         79,480

DEFERRED INCOME TAXES                                       3,262          3,262
                                                         --------       --------
      Total liabilities                                   164,639        184,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized 100,000 shares,
      no shares issued and outstanding
  Common stock; no par value; authorized 20,000,000
      shares; 9,775,198 shares issued at
      January 31, 1998, 9,744,717 shares issued at
      October 31, 1997                                     63,270         62,947
  Retained earnings                                        51,102         50,462
  Treasury stock, at cost, 440,521 shares                  (4,296)        (4,296)
  Foreign currency translation                               (427)          (186)
                                                         --------       --------
       Total stockholders' equity                         109,649        108,927
                                                         --------       --------
       TOTAL                                             $274,288       $293,251
                                                         --------       --------
                                                         --------       --------

          See notes to consolidated condensed financial statements.

                      CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                            Three Months Ended
                                                        --------------------------
                                                        January 31,    January 31,
                                                           1998           1997
                                                        -----------    -----------
REVENUE                                                  $167,090       $140,848

COST OF SALES                                             133,172        112,650
                                                         --------       --------

    GROSS PROFIT                                           33,918         28,198

OPERATING EXPENSES                                         31,324         24,848
                                                         --------       --------

INCOME FROM OPERATIONS                                      2,594          3,340

INTEREST EXPENSE                                            1,656          1,092
                                                         --------       --------

INCOME BEFORE INCOME TAXES                                    938          2,258

PROVISION FOR INCOME TAXES                                    298            835
                                                         --------       --------

NET INCOME                                               $    640       $  1,423
                                                         --------       --------
                                                         --------       --------
NET INCOME PER SHARE - BASIC                             $    .07       $    .16
                                                         --------       --------
                                                         --------       --------
NET INCOME PER SHARE-ASSUMING DILUTION                   $    .07       $    .15
                                                         --------       --------
                                                         --------       --------
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC                   9,321          9,062
                                                         --------       --------
                                                         --------       --------
WEIGHTED AVERAGE SHARES OUTSTANDING-
ASSUMING DILUTION                                           9,579          9,349
                                                         --------       --------
                                                         --------       --------


           See notes to consolidated condensed financial statements.

                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                CUMULATIVE
                                                                                                  FOREIGN
                                                       COMMON STOCK                              CURRENCY
                                                       ------------      RETAINED    TREASURY   TRANSLATION
                                                      SHARES   VALUE     EARNINGS      STOCK     ADJUSTMENT      TOTAL
                                                      ------   -----     --------      -----     ----------    --------
BALANCE AS OF OCTOBER 31, 1997                         9,745  $62,947     $50,462     $(4,296)      $(186)     $108,927

Proceeds from exercise of stock options,                  27      261           -           -           -           261
   Including tax benefits of $81,000
Proceeds from employee stock purchase plan                 3       62           -           -           -            62
Net income                                                 -        -         640           -           -           640
Foreign currency translation adjustment                    -        -           -           -        (241)         (241)
                                                       -----  -------     -------     -------       -----      --------

BALANCE AS OF JANUARY 31, 1998                         9,775  $63,270     $51,102     $(4,296)      $(427)     $109,649
                                                       -----  -------     -------     -------       -----      --------
                                                       -----  -------     -------     -------       -----      --------







       See notes to consolidated condensed financial statements

                    CAMERON ASHLEY BUILDING PRODUCTS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                              Three months ended
                                                          January  31,   January 31,
                                                             1998           1997
                                                           --------       --------
OPERATING ACTIVITIES:
Net income                                                 $    640       $  1,423
Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                               2,202          1,769
  (Gain) loss on sale of property, plant and equipment            7             (5)
  Foreign currency translation adjustment                      (239)             -
  Changes in operating assets and liabilities, net of
  acquisitions:
       Accounts Receivable                                   27,873         15,632
       Notes receivable held for resale                       5,513              -
       Inventories                                          (13,226)       (10,393)
       Prepaid and deferred expenses                              5           (892)
       Accounts payable and accrued expenses                (30,961)       (17,219)
       Warehouse line of credit                              (6,322)             -
       Other assets/liabilities                                 193            (38)
                                                           --------       --------
             Net cash used in operating activities          (14,315)        (9,723)
INVESTING ACTIVITIES:
  Acquisitions                                                    -        (14,877)
  Seller financing of acquired businesses                         -            400
                                                           --------       --------
       Cash paid at closing for acquisitions                      -        (14,477)
  Purchases of property, plant and equipment, net            (1,997)        (2,976)
  Investment in affiliate                                      (134)             -
  Other                                                           2             15
                                                           --------       --------
             Net cash used in investing activities           (2,129)       (17,438)
FINANCING ACTIVITIES:
  Net borrowings under revolving lines of credit             17,576         25,947
  Repayments of seller financing of acquired business          (132)          (148)
  Proceeds from employee stock purchase plan                     62             30
  Exercise of stock options                                     261            185
  Purchase of treasury stock                                      -           (121)
  Other                                                         (91)           (75)
                                                           --------       --------
             Net cash provided by financing activities       17,676         25,818

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                1,232         (1,343)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                          899          5,078
                                                           --------       --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                           $  2,131       $  3,735
                                                           --------       --------
                                                           --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
      Cash paid for interest                               $    425       $    213
                                                           --------       --------
                                                           --------       --------

      Cash paid for income taxes                           $    221       $    562
                                                           --------       --------
                                                           --------       --------

             See notes to consolidated condensed financial statements.

                CAMERON ASHLEY BUILDING PRODUCTS, INC.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           JANUARY 31, 1998

1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited, however, the balance sheet at October 31, 1997 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three-month periods ended January 31, 1998 and 1997, the Company's financial position at January 31, 1998 and October 31, 1997, and the cash flows for the three-month periods ended January 31, 1998 and 1997. These adjustments are of a normal recurring nature.

Foreign Currency Translation in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The operating results for the first quarter of 1998 are not necessarily indicative of the results that may be expected for the entire year.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

On January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which established new standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Primary EPS included common stock equivalents while basic EPS excludes them. This change simplifies the computation of EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Prior year amounts have been restated to reflect the new method of calculation.

3.   LONG-TERM DEBT

Long-term debt consists of the following at January 31:

                                                                            (IN THOUSANDS)
Senior Debt:
  Unsecured Senior Notes with maturities and interest rates as follows:
  $10,000,000 due April 15, 2001 bearing interest at 6.79%
  $15,000,000 due April 15, 2002 bearing interest at 6.79%
    (The Company is required to make prepayments of $5.0 million on
     April 15, 2000 and April 15, 2001)
  $10,000,000 due April 15, 2003 bearing interest at 7.21%
  $15,000,000 due April 15, 2006 bearing interest at 7.61%

  Interest is due semi-annually, with an average interest rate of 7 1/8%        $50,000


NationsBank of Texas, N.A. (as agent):
  Revolving credit note due January 15, 2002; unsecured;
    interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50% to 1.0%, or at a base rate (defined in the agreement as prime).
  At January 31, 1998, the interest rate was 6.45%                               45,790

Seller financing of acquired businesses:
  Various terms, interest rates ranging from 7% to 9%,
   collateralized by certain land and buildings                                   1,570

Other, including capital leases (see Note 10)                                       448
                                                                                -------
                                                                                 97,808
Less current maturities                                                            (965)
                                                                                -------
  Long-term debt                                                                $96,843
                                                                                -------
                                                                                -------

The seller notes payable are subordinated to the obligations under the NationsBank agreement.

At January 31, 1998, the Company had $1,586,000 of letters of credit issued under the NationsBank revolving credit facility.

4.   ACQUISITIONS -- PENDING

In January 1998, the Company signed a letter of intent to acquire certain assets and liabilities of J & L Services, Inc., which serves the southern metropolitan Chicago market. Sales for the past year were approximately $3.0 million.

In February 1998, the Company signed a letter of intent to acquire Oakmont Industries Ltd. of Vancouver, British Columbia. Oakmont is a $5 million distributor of interior and exterior pre-hung door units and related door products.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of net sales.

                                            Three Months Ended
                                   ------------------------------------
                                   January 31, 1998    January 31, 1997
                                   ----------------    ----------------
Net Sales                               100.0%              100.0%
Cost of Sales                            79.8                80.0
                                        -----               -----
Gross Profit                             20.2                20.0
Operating Expenses                       18.6                17.6
                                        -----               -----
Income from Operations                    1.6                 2.4
Interest Expense                          1.0                 0.8
                                        -----               -----
Income Before Income Taxes                0.6                 1.6
Provision for Income Taxes                0.2                 0.6
                                        -----               -----
Net Income                                0.4%                1.0%
                                        -----               -----
                                        -----               -----

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JANUARY 31, 1998 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1997

Net sales increased 18.6% from $140.8 million in the three months ended January 31, 1997 to $167.1 million in the three months ended January 31, 1998, an increase of $26.3 million. Acquisitions contributed additional sales for the period of $26.7 million; while same branch sales comparisons for the first quarter decreased as the Company's operations in the Northeastern United States, California, Arizona and Canada were impacted by adverse weather conditions.

Gross profit for the quarter increased 20.3% or $5.7 million. Gross margin as a percentage of net sales also increased from 20.0% in the first quarter of fiscal 1997 to 20.2% in the recent period due to improved selling margins in both the Company's Cameron and Ashley divisions.

Operating expenses (including depreciation and amortization) increased 26.2% from $24.8 million in the 1997 period to $31.3 million in the 1998 period. Operating expenses as a percentage of net sales increased to 18.6% for the quarter from 17.6% in 1997 on a $26.3 million increase in net sales. This increase is partly attributable to acquisitions. The increase in operation expense as a percent of net sales over prior year is also attributable to first quarter sales at a level approximately $8.0 million less than expectations. The sales shortfall is attributable to the aforementioned adverse weather conditions.

Income from operations decreased 21.2% from $3.3 million in the 1997 period to $2.6 million in the 1998 period, and decreased as a percentage of net sales from 2.4% to 1.6% due to the impact of Canadian operations (which were affected by adverse weather conditions) which were not part of the Company in the first quarter of 1997, a loss in Cameron Ashley Financial Services due to seasonality, and for the other factors listed above.

As a result of the above factors and an increase in interest expense of $0.6 million, income before income taxes decreased 60.9% from $2.3 million in the 1997 period to $0.9 million in the 1998 period. Net income decreased

57.1% from $1.4 million in the 1997 period to $0.6 million in the 1998 period. Net income as a percentage of net sales decreased from 1.0% in the 1997 period to 0.4% in the 1998 period. Earnings per share, assuming dilution, decreased $.08 per share to $.07 per share on 230,000 more weighted average shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, inventories, accounts receivable, capital expenditures, and working capital needs. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $96.8 million of long-term debt, less current maturities, outstanding as of January 31, 1998, consisting of the facilities described in the 1997 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $14.3 million for the three months ended January 31, 1998 compared to net cash used in operations of $9.7 million for three months ended January 31, 1997. The increase in cash used in operating activities was primarily due to increases in payments of accounts payable resulting from increased working capital requirements, the timing of payments, and a calendar year-end prepayment of trade payables to certain major suppliers.

Capital expenditures have decreased to $2.0 from $3.0 million for the three months ended January 31, 1998 and 1997, respectively. The Company has budgeted $15.0 million for capital expenditures in fiscal 1998 relating to its current operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information system. Management estimates the new system will require a $9 million to $11 million capital expenditure and expects the system to be fully operational during fiscal 1999. The Company's fiscal 1998 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

Currently, the Company is in the process of completing a new private placement of senior notes in the amount of $80.0 million. The Company expects to complete and issue the notes in March 1998.

Management believes that funds generated from operations, funds available from bank lines of credit, and other sources will be sufficient to meet the needs of the Company's current operations for the next 12 months.

SEASONALITY

The Company's first and, to a lesser extent, its second quarter, are typically adversely affected by winter construction cycles and weather patterns as the level of activity in both the home improvement and new construction markets decreases. Management closely monitors operating expenses and inventory levels during seasonal periods and, to the extent possible, controls variable operating costs to match seasonally adjusted revenues in both the U.S. and Canada.

FORWARD-LOOKING INFORMATION

The matters discussed in this Report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's prospectus dated March 2, 1995 which are incorporated by reference herein, as well as general economic conditions, industry trends, the loss of key vendors or customers, changes in key vendor rebate programs, difficulties in the completion and implementation of the Company's new enterprise software system, customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, and distribution efficiencies.

Item 3.   Quantatative and Qualitative Disclosures about Market Risk

     The Company does not have any material exposure to market risk associated with activities involving derivative financial instruments, other financial instruments and derivative commodity instruments.

                CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     Reference is made to Item 3 in the Company's Report on Form 10-K for the fiscal year ended October 31, 1997 with respect to material litigation which became reportable during the quarter ended January 31, 1998.

ITEM 6.   Exhibits and Reports on Form  8-K

     (a)  Exhibits

     Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter ended January 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                       (Registrant)


Date: 3/16/98                      /s/ John H. Bradberry
     ---------------               ----------------------------------
                                   John H. Bradberry
                                   Executive Vice President/Chief
                                   Accounting Officer

                  CAMERON ASHLEY BUILDING PRODUCTS, INC.

                               EXHIBIT INDEX

EXHIBITS
--------
10.22.2 Restated Credit Agreement dated as of January 22, 1998 between Cameron Ashley Financial Services, Inc. and Bank One, Texas, N.A.

11        Computation of Earnings per Share