Form 10-Q
period 1998-04-30
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1998-06-02
CIK 918858

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q
                            -------------------------

(MARK ONE)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM _____________________TO___________________

                           COMMISSION FILE NO. 0-23442

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                       58-1984957
       ------------------                                 ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number )


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

Yes      X         No
    ----------       ----------

       The number of shares of Registrant's Common Stock outstanding at May 26, 1998 was 9,362,000.


================================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                       PAGE NO.

         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of April 30, 1998 and
                  October 31, 1997                                                        3

                  Consolidated Condensed Statements of Income for the three months
                  and the six months ended April 30, 1998 and 1997                        4

                  Consolidated Condensed Statement of Stockholders' Equity for the
                  six months ended April 30, 1998                                         5

                  Consolidated Condensed Statements of Cash Flows for the six months
                  ended April 30, 1998 and 1997                                           6

                  Notes to Consolidated Condensed Financial Statements                    7-9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               10-12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk              12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                       13

         Item 4.  Submission of Matters to a Vote of Security Holders                     13

         Item 6.  Exhibits and Reports on Form 8-K                                        14

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     April 30,    October 31,
                                                                                       1998          1997
                                                                                     ---------     ---------
                                                                                    (Unaudited)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  30,914     $     899
     Accounts receivable, net                                                          112,112       115,687
     Notes receivable held for sale, net                                                10,282        16,462
     Inventories                                                                       102,333        82,298
     Prepaid expenses and other assets                                                   2,373         2,257
     Deferred income taxes                                                               4,094         4,527
                                                                                     ---------     ---------
             Total current assets                                                      262,108       222,130

PROPERTY, PLANT AND EQUIPMENT, NET                                                      39,759        38,683

INTANGIBLES, NET                                                                        28,318        28,732

OTHER ASSETS                                                                             4,789         3,706
                                                                                     ---------     ---------

             TOTAL                                                                   $ 334,974     $ 293,251
                                                                                     =========     =========

                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $  67,004     $  66,792
     Accrued expenses                                                                   16,458        21,628
     Warehouse line of credit                                                            4,808        12,189
     Current maturities of debt                                                            465           973
                                                                                     ---------     ---------
             Total current liabilities                                                  88,735       101,582

LONG-TERM DEBT,  LESS CURRENT MATURITIES                                               131,847        79,480

DEFERRED INCOME TAXES                                                                    1,442         3,262
                                                                                     ---------     ---------
             Total liabilities                                                         222,024       184,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares; 9,797,283 shares issued and 9,356,762 shares outstanding at April 30, 1998,
             9,744,717 shares issued and 9,304,196 shares outstanding
             at October 31, 1997                                                        63,644        62,947
     Retained earnings                                                                  53,850        50,462
     Treasury stock, at cost, 440,521 shares                                            (4,296)       (4,296)
     Cumulative foreign currency translation adjustment                                   (248)         (186)
                                                                                     ---------     ---------
             Total stockholders' equity                                                112,950       108,927
                                                                                     ---------     ---------
             TOTAL                                                                   $ 334,974     $ 293,251
                                                                                     =========     =========

         See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)








                                                 Three Months Ended        Six Months Ended
                                                 --------------------    --------------------

                                                 April 30,   April 30,   April 30,   April 30,
                                                   1998        1997        1998        1997
                                                 --------    --------    --------    --------

REVENUE                                          $196,896    $175,463    $363,986    $316,347

COST OF SALES                                     157,349     140,696     290,521     253,380
                                                 --------    --------    --------    --------

          GROSS PROFIT                             39,547      34,767      73,465      62,967

OPERATING EXPENSES                                 32,217      28,517      63,541      53,221

RE-ENGINEERING AND SYSTEM
   CONVERSION COSTS                                   923        --           923        --
                                                 --------    --------    --------    --------


INCOME FROM OPERATIONS                              6,407       6,250       9,001       9,746

INTEREST EXPENSE                                    1,765       1,449       3,421       2,542
                                                 --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                          4,642       4,946       5,580       7,204

PROVISION FOR INCOME TAXES                          1,894       1,888       2,192       2,723
                                                 --------    --------    --------    --------

NET INCOME                                       $  2,748    $  3,058    $  3,388    $  4,481
                                                 ========    ========    ========    ========

NET INCOME PER SHARE:

BASIC                                            $   0.29    $   0.33    $   0.36    $   0.49
                                                 ========    ========    ========    ========

DILUTED                                          $   0.29    $   0.32    $   0.35    $   0.48
                                                 ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

BASIC                                               9,350       9,239       9,336       9,151
                                                 ========    ========    ========    ========

DILUTED                                             9,637       9,437       9,608       9,392
                                                 ========    ========    ========    ========







            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                      CUMULATIVE
                                                                                                       FOREIGN
                                                      COMMON STOCK                                    CURRENCY
                                                 ----------------------    RETAINED     TREASURY     TRANSLATION
                                                   SHARES       VALUE      EARNINGS      STOCK        ADJUSTMENT      TOTAL
                                                 ---------    ---------    ---------    ---------    -----------    ---------

BALANCE AS OF NOVEMBER 1, 1997                       9,745       62,947    $  50,462    $  (4,296)    $    (186)    $ 108,927

Proceeds from exercise of stock options,                45          514         --           --            --             514
    including tax benefits of $124,000
Proceeds from employee stock purchase plan               7          108         --           --            --             108
Management and director stock plan
    compensation expense                              --             75         --           --            --              75
Net income                                            --           --          3,388         --            --           3,388
Foreign currency translation adjustment               --           --           --           --             (62)          (62)
                                                 ---------    ---------    ---------    ---------     ---------     ---------


BALANCE AS OF APRIL 30, 1998                         9,797    $  63,644    $  53,850    $  (4,296)    $    (248)    $ 112,950
                                                 =========    =========    =========    =========     =========     =========
























            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      Six months ended
                                                                                    April 30,    April 30,
                                                                                      1998         1997
                                                                                    --------     --------

OPERATING ACTIVITIES:
Net income                                                                          $  3,388     $  4,481
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                                     4,393        3,553
     Management and director stock compensation                                           75         --
     (Gain) on sale of  property, plant and equipment                                     (2)         (23)
     Deferred income taxes                                                            (1,387)        (588)
     Foreign currency translation adjustment                                             (62)        --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts Receivable                                                          3,569        3,939
          Notes receivable held for resale                                             6,180       (4,155)
          Inventories                                                                (19,796)     (19,919)
          Prepaid and deferred expenses                                                 (336)      (2,060)
          Accounts payable and accrued expenses                                       (6,267)      (1,246)
          Warehouse line of credit                                                    (7,381)       2,129
          Other assets/liabilities                                                       882       (1,403)
                                                                                    --------     --------
                Net cash used in operating activities                                (16,744)     (15,292)
INVESTING ACTIVITIES:
     Payment for acquisitions                                                           (660)     (16,572)
     Purchases of property, plant and equipment, net                                  (3,995)      (6,321)
     Investment in affiliate                                                            (193)        --
     Other                                                                                (3)          (8)
                                                                                    --------     --------
                  Net cash used in investing activities                               (4,851)     (22,901)
FINANCING ACTIVITIES:
     Net borrowings under senior note                                                 80,071         --
     Debt issuance costs                                                                (871)        (183)
     Net (repayment) borrowings under revolving lines of credit                      (26,780)      34,286
     Repayments of seller financing of acquired business                              (1,252)        (273)
     Proceeds from employee stock purchase plan                                          108           71
     Exercise of stock options                                                           514        1,300
     Purchase of treasury stock                                                         --           (121)
     Other                                                                              (180)        (175)
                                                                                    --------     --------
                  Net cash provided by financing activities                           51,610       34,905

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                      30,015       (3,288)

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                                 899        5,078
                                                                                    --------     --------
     END OF PERIOD                                                                  $ 30,914     $  1,790
                                                                                    ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                                      $  2,932     $  2,210
                                                                                    ========     ========

        Cash paid for income taxes                                                  $  2,475     $  2,817
                                                                                    ========     ========


            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1998




1.       INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1997 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and six month periods ended April 30, 1998 and 1997, the Company's financial position at April 30, 1998 and October 31, 1997, and the cash flows for the six month periods ended April 30, 1998 and 1997. These adjustments are of a normal recurring nature.

Foreign Currency Translation in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at quarter-end exchange rates. Income and expense items are translated at the average rates prevailing during the periods. Changes in exchange rates which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The operating results for the second quarter and for the six month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


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


3.       LONG-TERM DEBT

Long-term debt consists of the following at April 30, 1998:

                                                                                                          (In thousands)

Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79% $15,000 due
              April 15, 2002 bearing interest at 6.79%
                  (The Company is required to make prepayments of $5.0 million on April 15, 2000 and April 15, 2001)
              $10,000 due April 15, 2003 bearing interest at 7.21%
              $15,000 due April 15, 2006 bearing interest at 7.61%
              $3,000 due April 7, 2004 bearing interest at 6.71%
              $63,000 due April 7, 2010 bearing interest at 6.90%

                  (The Company is required to make annual prepayments of $12.6 million beginning April 7, 2006)
              $10,000 CDN due October 7, 2004 bearing interest at 6.45%
              $7,000 USD due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest  rate of 6.93%                               $130,072

NationsBank of Texas, N.A. (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50%
            to 1.0%, or at a base rate (defined in the agreement as prime)
         At April 30, 1998, the interest was 5.52%                                                               1,478

Seller financing of acquired businesses:
         Various terms, interest rates ranging from 7% to 9%,
         collateralized by certain land and buildings                                                              450

Other, including capital leases                                                                                    312
                                                                                                              --------
                                                                                                               132,312
Less current maturities                                                                                           (465)
                                                                                                              --------
         Long-term debt                                                                                       $131,847
                                                                                                              ========


The seller notes payable are subordinated to the obligations under the NationsBank agreement.


At April 30, 1998, the Company had $1,586,000 of letters of credit issued under the NationsBank revolving credit facility.


NOTE 4.  ACQUISITIONS - COMPLETED AND PENDING

On March 16, 1998, the Company acquired certain assets and liabilities of J&L Services, Inc., a distributor of residential roofing products serving the southern metropolitan Chicago market for a purchase price of $721,000. The purchase price is subject to certain post-closing adjustments and was funded by the NationsBank revolving credit note.

On April 6, 1998, the Company acquired Oakmont Industries Ltd. Of Vancouver, British Columbia for a purchase price of $1,496,000. The purchase price is subject to certain post-closing adjustments and was funded by the NationsBank revolving credit note.

The Company recently entered into a letter of intent to acquire certain assets and liabilities of APi Supply Company, headquartered in Minneapolis, Minnesota. APi Supply Company, which had annual revenues of approximately $135 million in its most recent fiscal year, is a wholesale distributor of roofing, siding, insulation and millwork products, and sells primarily to retail lumber dealers and home centers throughout the Midwest. APi Supply Company has nine locations in Minnesota, Wisconsin, North Dakota, South Dakota, Iowa, Montana, and Illinois. This acquisition is expected to close in June 1998.

In addition, the Company recently entered into letters of intent to acquire three other companies with combined annual revenues in their latest fiscal years of approximately $45 million.


NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company entered into a letter of intent dated October 2, 1997, to acquire Bradco Supply Corporation ("Bradco"), subject to due diligence and negotiation of a definitive agreement. Prior to the completion of the Company's due diligence procedures, negotiations were discontinued by Bradco. On November 3, 1997, Branco filed suit claiming a breach of the letter of intent and claimed damages of $3 million. Management believes the case is without merit and intends to vigorously defend the Company against such claim; however, an adverse resolution could result in an after-tax charge to income of up to $2 million.

In January 1998, a subsidiary of the Company and several of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section 1 of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas, and the Company is not aware of any subsequent activity in the matter.

From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course litigation will not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 6.  SUBSEQUENT EVENTS

On May 28, 1998, the Company sold $9.8 million of notes receivable held for sale associated with Cameron Ashley Financial Services, Inc. ("CAFS"). This sale, representing substantially all of such notes, will result in a pre-tax loss of $0.6 million in the third quarter of fiscal 1998.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of revenue.


                                                Three Months Ended                       Six Months Ended

                                        ----------------------------------       ----------------------------------

                                        April 30, 1998      April 30, 1997       April 30, 1998      April 30, 1997
                                        --------------      --------------       --------------      --------------

Revenue                                        100.0%          100.0%                100.0%          100.0%
Cost of Sales                                   79.9            80.2                  79.8            80.1
                                               -----           -----                 -----           -----

Gross Profit                                    20.1            19.8                  20.2            19.9
Operating Expenses                              16.4            16.2                  17.5            16.8
Re-engineering and System
   Conversion Costs                              0.5             0.0                   0.3             0.0
                                               -----           -----                 -----           -----
Income from Operations                           3.2             3.6                   2.4             3.1
Interest Expense                                 0.9             0.8                   0.9             0.8
                                               -----           -----                 -----           -----
Income Before Income Taxes                       2.3             2.8                   1.5             2.3
Provision for Income Taxes                       0.9             1.1                   0.6             0.9
                                               -----           -----                 -----           -----
Net Income                                       1.4%            1.7%                  0.9%            1.4%
                                               =====           =====                 =====           =====

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER ENDED APRIL 30, 1998 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1997

Revenue increased 12.2% from $175.5 million in the three months ended April 30, 1997 to $196.9 million in the three months ended April 30, 1998, an increase of $21.4 million. Revenue growth in the quarter was primarily due to additional sales from acquisitions, combined with same-branch sales growth of 3.7% compared to 1.7% in the quarter ended April 30, 1997.

Gross profit for the second quarter increased $4.8 million or 13.7% on higher sales, and as a percentage of revenue increased 0.3% to 20.1% compared to the same period in 1997. Gross profit percentage was affected positively during the quarter as a result of improved selling margins and favorable purchasing economies.

Operating expenses increased 13.0% from $28.5 million in the 1997 period to $32.2 million in the 1998 period and increased modestly as a percentage of revenue from 16.2% to 16.4%. Operating expenses include both branch operations expenses as well as corporate overhead costs. The dollar and percentage increases in operating expenses during the quarter were primarily due to higher costs associated with CAFS and new acquisitions.

Operating expenses of $0.9 million from re-engineering and system conversion costs incurred in the second quarter are primarily associated with business process re-engineering and new data processing systems training related to the implementation of the Company's new information system in its Cameron division. These expenses were 0.5% of revenue for the quarter and effectively reduced income from operations by 12.6% in the quarter ended April 30, 1998. In recognizing these expenses, the Company applied Emerging Issues Task Force Consensus 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Processing Re-engineering and Information Technology Transformation" and the recently issued AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Total operating expenses, including costs associated with re-engineering and system conversion, were $33.1 million in the quarter ended April 30, 1998, compared with $28.5 million in the prior year quarter.

Income from operations increased 2.5% from $6.3 million in the 1997 period to $6.4 million in the 1998 period, and decreased as a percentage of revenue from 3.6% to 3.2% primarily due to the re-engineering and system conversion costs described above.

As a result of the above factors and an increase in interest expense of $0.3 million, income before income taxes decreased 6.1% from $4.9 million in the 1997 period to $4.6 million in the 1998 period. Net income decreased 10.1% from $3.1 million in the 1997 period to $2.7 million in the 1998 period. Net income as a percentage of revenue decreased from 1.7% in the 1997 period to 1.4% in the 1998 period. Diluted earnings per share decreased $.03 to $.29 per share on 2.1% more shares outstanding.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

Revenue increased 15.1% from $316.3 million in the six months ended April 30, 1997, to $364.0 million in the six months ended April 30, 1998, an increase of $47.7 million. Revenue growth for the six month period was primarily due to additional sales from acquisitions, combined with same-branch sales growth of 1.5% for the six months ended April 30, 1998 compared to 0.9% in the 1997 period.

Gross profit for the six month period increased $10.5 million or 16.7%, and as a percentage of revenue increased from 19.9% in the 1997 period to 20.2% in the 1998 period. Gross profit percentage was affected positively during the six month period as a result of improved selling margins and favorable purchasing economies.

Operating expenses increased 19.4% from $53.2 million in the 1997 period to $63.5 million in the 1998 period, and increased as a percentage of revenue from 16.8% to 17.5%. Operating expenses include both branch operations expenses as well as corporate overhead costs. The dollar and percentage increases in operating expenses during the six month period were primarily due to higher costs associated with CAFS and new acquisitions.

Operating expenses of $0.9 million from re-engineering and system conversion costs were incurred as discussed above. These expenses were 0.3% of revenue for the six months ended April 30, 1998 and effectively reduced income from operations by 9.3% in the 1998 period. Total operating expenses, including costs associated with re-engineering and system conversion, were $64.5 million in the six months ended April 30, 1998, compared with $53.2 million in the 1997 period.

Income from operations decreased 7.6% from $9.7 million in the 1997 period to $9.0 million in the 1998 period and decreased as a percentage of revenue from 3.1% to 2.4%. The decrease in income from operations as a percentage of revenue is primarily due to the re-engineering and system conversion costs of $0.9 million recognized in the second quarter of 1998 and the operating results of CAFS.

As a result of the above factors and increased interest expense, income before income taxes decreased 22.5% from $7.2 million in the 1997 period to $5.6 million in the 1998 period. Net income decreased 24.4% from $4.5 million in the 1997 period to $3.4 million in the 1998 period, and net income as a percentage of revenue decreased from 1.4% in the 1997 period to 0.9% in the 1998 period. Diluted EPS decreased from $0.48 per share in the 1997 period to $0.35 per share in the 1998 period.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $131.8 million of long-term debt, less current maturities, outstanding as of April 30, 1998, consisting of the facilities described in the 1997 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Included in the long-term debt at April 30, 1998 was $80 million in senior notes that the Company issued in a private placement to institutional investors during April 1998. These notes have an average interest rate of 6.85% and average term of 9.5 years.

Net cash used in operating activities was $15.3 million and $16.7 million for the six months ended April 30, 1997 and 1998, respectively. The cash used in operating activities is primarily due to increased seasonal inventory purchases during the first and second quarters.

Capital expenditures were $4.0 million and $6.3 million for the six months ended April 30, 1998 and 1997, respectively. The Company intends to spend approximately $9.0 million for capital expenditures in the third and fourth quarters of fiscal 1998. Included in this amount are capital expenditures for property, plant and equipment additions and replacements and capital costs for the Company's new information system. Excluded in this estimate are capital expenditures that may be attributable to future acquisitions.

Management estimates the total project cost of the new enterprise information system to be approximately $11 million, of which approximately $8.4 million will be capitalized in fiscal 1998 and 1999.

The Company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months.


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


FORWARD-LOOKING INFORMATION

The matters discussed in this Report on Form 10-Q, other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. Forward-looking statements may be indicated by phrases such as "believes", "anticipates", "expects", "intends", "foresees", "projects", "predicts", "forecasts" or similar words and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Among the factors that could cause results to differ materially are the following: (i) business and economic conditions in North America, (ii) business and economic conditions in the regional markets in which the Company operates, (iii) adverse homebuilding conditions including those related to weather and interest rates,
(iv) the ability to make acquisitions at reasonable prices and achieve synergies upon integration, (v) reliable and cost-effective supply of products from manufacturers, and (vi) technology risks in integrating information systems.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with activities involving derivative financial instruments, other financial instruments and derivative commodity instruments.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION




ITEM 1.           Legal Proceedings

         The Company entered into a letter of intent dated October 2, 1997, to acquire Bradco Supply Corporation ("Bradco"), subject to due diligence and negotiation of a definitive agreement. Prior to the completion of the Company's due diligence procedures, negotiations were discontinued by Bradco. On November 3, 1997, Bradco filed suit claiming a breach of the letter of intent and claimed damages of $3 million. Management believes the case is without merit and intends to vigorously defend the Company against such claim; however, an adverse resolution could result in an after-tax charge to income of approximately $2 million.

         In January 1998, a subsidiary of the Company and several of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section 1 of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas and the Company is not aware of any subsequent activity in the matter.

         From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course litigation will not have a material adverse effect on the Company's financial condition or results of operations.

         Reference is also made to Item 3 in the Company's Report on Form 10-Q for the fiscal quarter ended January 31, 1998 with respect to other legal proceedings.


ITEM 4.           Submission of Matters to a Vote of Security Holders

         (a)-(b) At the Company's Annual Meeting of Shareholders on March 3, 1998, the following directors were elected for a term of three years:

          Class I
          Ronald R. Ross
          Edwin A. Wahlen, Jr.
          Donald S. Huml

         The following directors continued their terms of office as directors of the Company after the Annual Meeting:

          Class II                                    Class III
          Walter J. Muratori                          J. Veronica Biggins
          Alan K. Swift                               Richard L. Cravey
          Charles C. Schoen III                       Allen J. Keesler
          Harry K. Hornish

         (c)      The following matters were voted upon at the Annual Meeting:

                                                                            For                 Against       Votes Withheld
                                                                            ---                 -------       --------------
                  1.       Directors

                           Ronald R. Ross                              7,528,724                   0             458,785
                           Edwin A. Wahlen, Jr.                        7,528,724                   0             458,785
                           Donald S. Huml                              7,528,724                   0             458,785



                  2.       Ratification of Deloitte & Touche LLP
                           as independent certified public
                           accountants for fiscal year ended
                           10/31/98                                    7,986,909                  50                 550


ITEM 6.           Exhibits and Reports on Form  8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the quarter ended April 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                          (Registrant)




Date:                                           /s / J. Andrew Kerner
     ----------------------------          -------------------------------------
                                             J. Andrew Kerner
                                             Executive Vice President/Chief
                                             Financial Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX






EXHIBITS
--------


10.18.5           Third Amendment to Second Restated Credit Agreement dated
                  March 18, 1998 among the Company, Cameron Ashley Canada, Inc.,
                  NationsBank of Texas, National Association, as Agent and
                  Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian
                  Imperial Bank of Commerce, as Canadian Issuing Bank and
                  Canadian Agent, and other Lenders

10.25             Form of Note Purchase Agreement between the Company and various Note
                  Purchasers dated as of April 7, 1998.

10.25.1           Form of Note Purchase Agreement between Cameron Ashley Canada, Inc.  and various
                  Note Purchasers dated as of April 7, 1998.

10.26             Employment Agreement dated March 30, 1998 between Wm. Cameron & Co. dba
                  Cameron Ashley Building Products and J. Andrew Kerner.

11                Computation of Earnings per Share