Form 10-Q
period 1998-07-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1998-09-14
CIK 918858

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q
                           ---------------------------

(MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   ---------------------  -------------------

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

       The number of shares of Registrant's Common Stock outstanding at September 10, 1998 was 9,370,876.

================================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                      --------
         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of July 31, 1998 and
                  October 31, 1997                                                                        3

                  Consolidated Condensed Statements of Income for the three months
                  and the nine months ended July 31, 1998 and 1997                                        4

                  Consolidated Condensed Statement of Stockholders' Equity for the
                  nine months ended July 31, 1998                                                         5

                  Consolidated Condensed Statements of Cash Flows for the nine months
                  ended July 31, 1998 and 1997                                                            6

                  Notes to Consolidated Condensed Financial Statements                                  7-9

         Item 2.  Management's Discussion and Analysis of Financial Condition                         10-14
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             14


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                     15

         Item 6.  Exhibits and Reports on Form 8-K                                                       15

PART 1.  FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      July 31,    October 31,
                                                                                       1998          1997
                                                                                     ---------     ---------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  10,626     $     899
     Accounts receivable, net                                                          142,762       115,687
     Notes receivable held for sale, net                                                   339        16,462
     Inventories                                                                       123,105        82,298
     Prepaid expenses and other assets                                                   2,374         2,257
     Deferred income taxes                                                               3,885         4,527
                                                                                     ---------     ---------
             Total current assets                                                      283,091       222,130

PROPERTY, PLANT AND EQUIPMENT, NET                                                      48,031        38,683

INTANGIBLES, NET                                                                        45,637        28,732

OTHER ASSETS                                                                             4,624         3,706
                                                                                     ---------     ---------

             TOTAL                                                                   $ 381,383     $ 293,251
                                                                                     =========     =========

                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $  95,305     $  66,792
     Accrued expenses                                                                   26,225        21,628
     Warehouse line of credit                                                               --        12,189
     Current maturities of debt                                                          2,246           973
                                                                                     ---------     ---------
             Total current liabilities                                                 123,776       101,582

LONG-TERM DEBT,  LESS CURRENT MATURITIES                                               139,065        79,480

DEFERRED INCOME TAXES                                                                    1,442         3,262
                                                                                     ---------     ---------
             Total liabilities                                                         264,283       184,324

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares; 9,806,309 shares issued and 9,365,788 shares outstanding at
        July 31, 1998, 9,744,717 shares issued and 9,304,196 shares                     63,835        62,947
        outstanding at October 31, 1997
     Retained earnings                                                                  59,218        50,462
     Treasury stock, at cost, 440,521 shares                                            (4,296)       (4,296)
     Cumulative foreign currency translation adjustment                                 (1,657)         (186)
                                                                                     ---------     ---------
             Total stockholders' equity                                                117,100       108,927
                                                                                     ---------     ---------
             TOTAL                                                                   $ 381,383     $ 293,251
                                                                                     =========     =========

            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                         Three Months Ended       Nine Months Ended
                                        --------------------    --------------------
                                        July 31,    July 31,    July 31,    July 31,
                                          1998        1997        1998        1997
                                        --------    --------    --------    --------
REVENUE                                 $249,322    $219,118    $613,311    $535,429

COST OF SALES                            200,532     176,278     491,053     429,624
                                        --------    --------    --------    --------

          GROSS PROFIT                    48,790      42,840     122,258     105,805

OPERATING EXPENSES                        37,309      32,805     100,857      86,025

RE-ENGINEERING AND SYSTEM
   CONVERSION COSTS
                                             300          --       1,223          --
                                        --------    --------    --------    --------

INCOME FROM OPERATIONS                    11,181      10,035      20,178      19,780

INTEREST EXPENSE                           2,170       1,618       5,587       4,160
                                        --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                 9,011       8,417      14,591      15,620

PROVISION FOR INCOME TAXES                 3,646       3,359       5,835       6,081
                                        --------    --------    --------    --------

NET INCOME                              $  5,365    $  5,058    $  8,756    $  9,539
                                        ========    ========    ========    ========

NET INCOME PER SHARE:

          BASIC                         $   0.57    $   0.55    $   0.94    $   1.04
                                        ========    ========    ========    ========

          DILUTED                       $   0.56    $   0.54    $   0.91    $   1.01
                                        ========    ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

          BASIC                            9,363       9,248       9,345       9,183
                                        ========    ========    ========    ========

          DILUTED                          9,648       9,427       9,621       9,404
                                        ========    ========    ========    ========



            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                              CUMULATIVE
                                                                                               FOREIGN
                                                                                               CURRENCY
                                                     COMMON STOCK       RETAINED    TREASURY  TRANSLATION
                                                   SHARES     VALUE     EARNINGS     STOCK     ADJUSTMENT     TOTAL
                                                   ------     -----     --------    --------  -----------     -----

BALANCE AS OF NOVEMBER 1, 1997                     9,745     $62,947    $50,462    $(4,296)    $  (186)    $ 108,927

Exercise of stock options,                            50         608         --         --          --           608
    including tax benefits of $142,000
Stock issued from employee stock purchase plan        11         167         --         --          --           167
Management and director stock plan
    compensation expense                              --         113         --         --          --           113
Net income                                            --          --      8,756         --          --         8,756
Foreign currency translation adjustment               --          --         --         --      (1,471)       (1,471)
                                                  ------     -------    -------    -------     -------     ---------
BALANCE AS OF JULY 31, 1998                        9,806     $63,835    $59,218    $(4,296)    $(1,657)    $ 117,100
                                                  ======     =======    =======    =======     =======     =========







            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            Nine months ended

                                                                          July 31,     July 31,
                                                                            1998         1997
                                                                          --------     --------
OPERATING ACTIVITIES:
Net income                                                                $  8,756     $  9,488
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                           7,021        5,471
     Management and director stock compensation                                113           --
     (Gain) on sale of  property, plant and equipment                           47          (54)
     Deferred income taxes                                                  (1,178)        (587)
     Foreign currency translation adjustment                                (1,471)          --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts Receivable                                               (7,615)      (1,568)
          Notes receivable held for resale                                  16,123       (9,768)
          Inventories                                                      (24,298)     (17,557)
          Prepaid and deferred expenses                                     (2,165)      (2,705)
          Accounts payable and accrued expenses                             10,775        3,627
          Warehouse line of credit                                         (12,189)       6,993
          Other assets/liabilities                                           3,915        1,533
                                                                          --------     --------
                Net cash used in operating activities                       (2,166)      (5,127)
INVESTING ACTIVITIES:
     Payment for acquisitions                                              (37,029)     (26,660)
     Purchases of property, plant and equipment, net                        (7,053)      (8,758)
     Investment in affiliate                                                  (293)          --
     Other                                                                       4          (33)
                                                                          --------     --------
                  Net cash used in investing activities                    (44,371)     (35,451)
FINANCING ACTIVITIES:
     Net borrowings under senior note                                       80,071           --
     Debt issuance costs                                                      (876)        (182)
     Net (repayment) borrowings under revolving lines of credit            (21,763)      41,880
     Repayments of seller financing of acquired business                    (1,237)        (389)
     Proceeds from employee stock purchase plan                                167          108
     Exercise of stock options                                                 608        1,366
     Purchase of treasury stock                                                 --         (121)
     Other                                                                    (706)        (264)
                                                                          --------     --------
                  Net cash provided by financing activities                 56,264       42,398

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                             9,727        1,820

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                       899        5,078
                                                                          --------     --------
     END OF PERIOD                                                        $ 10,626     $  6,898
                                                                          ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                            $  2,947     $  2,917
                                                                          ========     ========

        Cash paid for income taxes                                        $  3,113     $  3,162
                                                                          ========     ========

            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1998




NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1997 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and nine month periods ended July 31, 1998 and 1997, the Company's financial position at July 31, 1998 and October 31, 1997, and the cash flows for the nine month periods ended July 31, 1998 and 1997. These adjustments are of a normal recurring nature.

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

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K. The operating results for the third quarter and for the nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


NOTE 2.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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

NOTE 3.  LONG-TERM DEBT

Long-term debt consists of the following at July 31, 1998:


                                                                            (In thousands)

Senior Debt:

    Unsecured Senior Notes with maturities and interest rates as follows:
      $10,000 due April 15, 2001 bearing interest at 6.79%
      $15,000 due April 15, 2002 bearing interest at 6.79%
           (The Company is required to make prepayments of $5.0 million on April 15, 2000 and April 15, 2001)
      $10,000 due April 15, 2003 bearing interest at 7.21%
      $15,000 due April 15, 2006 bearing interest at 7.61%
      $ 3,000 due April 7, 2004 bearing interest at 6.71%
      $63,000 due April 7, 2010 bearing interest at 6.90%
           (The Company is required to make annual prepayments of
            $12.6 million beginning April 7, 2006)
      $10,000 CDN due October 7, 2004 bearing interest at 6.45%
      $ 7,000 USD due October 7, 2004 bearing interest at 6.71%
    Interest is due semi-annually, with an average interest rate of 6.93%       $130,072

NationsBank of Texas, N.A. (as agent):
    Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50%
     to 1.0%, or at a base rate (defined in the agreement as prime)
    At July 31, 1998, the interest was 5.70%                                       6,389

Seller financing of acquired businesses:
    Various terms, interest rates ranging from 7% to 9%, collateralized by
     certain land and buildings                                                      409

Other, including capital leases                                                    4,441
                                                                                --------
                                                                                 141,311
Less current maturities                                                           (2,246)
                                                                                --------
         Long-term debt                                                         $139,065
                                                                                ========


The seller notes payable are subordinated to the obligations under the NationsBank agreement.


At July 31, 1998, the Company had $1,586,000 of letters of credit issued under the NationsBank revolving credit facility.


NOTE 4.  ACQUISITIONS - COMPLETED AND PENDING

On June 15, 1998, the Company acquired certain assets and liabilities of APi Supply Company, headquartered in Minneapolis, Minnesota for a purchase price, subject to post-closing adjustments, of approximately $34 million in cash and a warrant to purchase 200,000 shares of Cameron Ashley's common stock at $20 per share.

Also in the third quarter, the Company completed the acquisitions of Ozark Construction Supply Co. of Columbia, Missouri, Lafayette WoodWorks, Inc. of Lafayette, Louisiana and Gerard Demers, Inc. and Demers Express, Inc. of St. Pierre, Quebec. The acquisition of these four building products-related companies is expected to add an estimated $46 million in combined annual revenues.

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

NOTE 6.  SUBSEQUENT EVENTS

In September 1998, the Company's Board of Directors authorized the repurchase of up to 750,000 shares of Company common stock through purchases effected in the open market or through privately negotiated transactions. As of September 14, 1998, the Company had repurchased approximately 263,000 shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Condensed Statements of Income as percentages of revenue.


                                    Three Months Ended                    Nine Months Ended
                              -------------------------------     -------------------------------
                              July 31, 1998     July 31, 1997     July 31, 1998     July 31, 1997
                              -------------     -------------     -------------     -------------
Revenue                               100.0%            100.0%            100.0%            100.0%
Cost of Sales                          80.4              80.4              80.1              80.2
                              -------------     -------------     -------------     -------------
Gross Profit                           19.6              19.6              19.9              19.8
Operating Expenses                     15.0              15.0              16.4              16.1
Re-engineering and System
   Conversion Costs                     0.1               0.0               0.2               0.0
                              -------------     -------------     -------------     -------------
Income from Operations                  4.5               4.6               3.3               3.7
Interest Expense                        0.9               0.8               0.9               0.8
                              -------------     -------------     -------------     -------------
Income Before Income Taxes              3.6               3.8               2.4               2.9
Provision for Income Taxes              1.4               1.5               1.0               1.1
                              -------------     -------------     -------------     -------------
Net Income                              2.2%              2.3%              1.4%              1.8%
                              =============     =============     =============     =============

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THIRD QUARTER ENDED JULY 31, 1998 COMPARED TO THIRD QUARTER ENDED JULY 31, 1997

Revenue increased 13.8% from $219.1 million in the three months ended July 31, 1997 to $249.3 million in the three months ended July 31, 1998, an increase of $30.2 million. Revenue growth in the quarter was primarily due to additional sales from acquisitions, combined with same-branch sales growth of 2.5% compared to 0.9% in the quarter ended July 31, 1997.

Gross profit for the third quarter increased $6.0 million or 13.9% on higher sales, and as a percentage of revenue remained stable at 19.6% compared to the same period in 1997. Cameron Ashley Financial Services (CAFS) negatively affected gross margin in the quarter 0.3%.

Operating expenses increased 13.7% from $32.8 million in the 1997 period to $37.3 million in the 1998 period and remained unchanged as a percentage of revenue at 15.0%. CAFS negatively impacted operating expenses as a percentage of revenue by 0.3% in the quarter. Operating expenses include both branch operations expenses as well as corporate overhead costs.

Operating expenses of $0.3 million from re-engineering and system conversion costs incurred in the third quarter are primarily associated with business process re-engineering and new data processing systems training related to the implementation of the Company's new information system in its Cameron division. These expenses were 0.1% of revenue for the quarter and effectively reduced income from operations by 2.6% in the quarter ended July 31, 1998. In recognizing these expenses, the Company applied Emerging Issues Task Force Consensus 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Processing Re-engineering and Information Technology Transformation" and the recently issued AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Total operating expenses, including costs associated with re-engineering and system conversion, were $37.6 million in the quarter ended July 31, 1998, compared with $32.8 million in the prior year quarter.

Income from operations increased 11.4% from $10.0 million in the 1997 period to $11.2 million in the 1998 period, and decreased as a percentage of revenue from 4.6% to 4.5% primarily due to the re-engineering and system conversion costs described above and losses associated with CAFS.

CAFS contributed a loss from operations of $1.4 million in the current quarter. These losses stem from a loss on loan sales, operating expenses, and expenses associated with terminating the U.S. operations. Excluding the impact of CAFS and the re-engineering and system conversion costs, operating income would have increased $2.8 million (28.4%) for the quarter. Income from operations as a percentage of net sales would have increased from 4.6% to 5.2% for the quarter without the effects of CAFS and the system conversion costs.

As a result of the above factors and an increase in interest expense of $0.6 million, income before income taxes increased 7.1% from $8.4 million in the 1997 period to $9.0 million in the 1998 period. Net income increased 6.1% from $5.1 million in the 1997 period to $5.4 million in the 1998 period. Net income as a percentage of revenue decreased from 2.3% in the 1997 period to 2.2% in the 1998 period. Diluted earnings per share increased $.02 to $.56 per share on 2.3% more shares outstanding.


NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

Revenue increased 14.5% from $535.4 million in the nine months ended July 31, 1997, to $613.3 million in the nine months ended July 31, 1998, an increase of $77.9 million. Revenue growth for the nine month period was primarily due to additional sales from acquisitions, combined with same-branch sales growth of 2.0% for the nine months ended July 31, 1998 compared to 1.0% in the 1997 period.

Gross profit for the nine months period increased $16.5 million or 15.6%, and as a percentage of revenue increased from 19.8% in the 1997 period to 19.9% in the 1998 period. Gross profit percentage was affected positively during the nine month period as a result of improved selling margins and favorable purchasing economies.

Operating expenses increased 17.2% from $86.0 million in the 1997 period to $100.9 million in the 1998 period, and increased as a percentage of revenue from 16.1% to 16.4%. CAFS negatively impacted operating expenses as a percentage of revenue by 0.3% year to date. Operating expenses include both branch operations expenses as well as corporate overhead costs. The dollar and percentage increases in operating expenses during the nine month period were due primarily to higher costs associated with CAFS and new acquisitions.

Operating expenses of $1.2 million from re-engineering and system conversion costs were incurred as discussed above. These expenses were 0.2% of revenue for the nine months ended July 31, 1998 and effectively reduced income from operations by 5.7% in the 1998 period. Total operating expenses, including costs associated with re-engineering and system conversion, were $102.1 million in the nine months ended July 31, 1998, compared with $86.0 million in the 1997 period.

Income from operations increased 2.0% from $19.8 million in the 1997 period to $20.2 million in the 1998 period and decreased as a percentage of revenue from 3.7% to 3.3%. The decrease in income from operations as a percentage of revenue is primarily due to the re-engineering and system conversion costs of $1.2 million recognized through the third quarter of 1998 and the operating results of CAFS.

CAFS contributed a loss from operations of $1.9 million year to date. These losses stem from a loss on loan sales, operating expenses, and expenses associated with terminating the U.S. operations. Excluding the impact of CAFS and the re-engineering and system conversion costs, operating income would have increased $3.5 million (17.8%) year to date. Income from operations as a percentage of net sales would have increased from 3.7% to 3.8% year to date without the effects of CAFS and the system conversion costs.

As a result of the above factors and increased interest expense, income before income taxes decreased 6.6% from $15.6 million in the 1997 period to $14.6 million in the 1998 period. Net income decreased 8.2% from $9.5 million in the 1997 period to $8.8 million in the 1998 period, and net income as a percentage of revenue decreased from 1.8% in the 1997 period to 1.4% in the 1998 period. Diluted EPS decreased from $1.01 per share in the 1997 period to $0.91 per share in the 1998 period.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $139.1 million of long-term debt, less current maturities, outstanding as of July 31, 1998, consisting of the facilities described in the 1997 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements. Included in the long-term debt at July 31, 1998 was $80 million in senior notes that the Company issued in a private placement to institutional investors during April 1998. These notes have an average interest rate of 6.85% and average term of 9.5 years.

Net cash used in operating activities was $5.1 million and $2.2 million for the nine months ended July 31, 1997 and 1998, respectively. The cash used in operating activities is primarily due to increased seasonal inventory purchases during the second and third quarters.

Capital expenditures were $7.1 million and $8.8 million for the nine months ended July 31, 1998 and 1997, respectively. The Company intends to spend approximately $6.0 million for capital expenditures in the fourth quarter of fiscal 1998. Included in this amount are capital expenditures for property, plant and equipment additions and replacements and capital costs for the Company's new information system. Excluded in this estimate are capital expenditures that may be attributable to future acquisitions.

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


YEAR 2000 COMPLIANCE

         The Company utilizes a significant number of computer software programs and information systems in its internal operations, including applications used in financial business systems and various administration functions ("IT systems"). The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-IT systems"), for example equipment or mechanical systems which contain embedded technology such as microcontrollers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted of otherwise adversely impacted. This potential problem is commonly referred to as the Year 2000 compliance issue.

         STATE OF READINESS. Management of the Company is actively engaged in the process of evaluating the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. In addition, the Company is attempting to verify the readiness for Year 2000 of third party systems with whom the Company has a material relationship, such as its largest vendors and suppliers. The first phase, evaluating the Company's internal systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the third quarter of 1998 and is expected to be substantially complete by the end of fiscal 1998.

         Non-IT Systems. Management believes that the failure of any internal non-IT system to become timely compliant for the year 2000 would not have a material effect on the business, operations or financial condition of the Company as a whole. Nevertheless, the Company will continue to take steps to modify or replace all non-IT systems which are not Year 2000 compliant during the 1999 calendar year. The anticipated expenses for such conversions are not expected to be material.

         Major IT Systems. The Company has determined that its major internal IT systems, including the primary DMSI system used in its Cameron division, and certain other systems running independently at a number of recently acquired operations, would require modification or replacement to become Year 2000 compliant. Fortunately, the Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division, which is scheduled to be completed by July 1999 and will replace all existing major systems with a Year 2000 compliant system.

         The Company's business process re-engineering project is aimed at improving and standardizing Company processes, using a "best practices" approach to reduce operating costs. This project centers around an IT system using J. D. Edwards software and IBM hardware to be implemented in the Cameron division, which business represents approximately 79.2% of the Company's total revenues for fiscal 1997. The new IT system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management. J.D. Edwards has represented the new software to be fully Year 2000 compliant. The Company will test for such compliance prior to final implementation.

         In the Ashley division, the Company operates a Data General Aviion system, which has been determined to be Year 2000 compliant and has been tested on a preliminary basis. The Company will test this system again for Year 2000 compliance at the end of 1998.

         Other IT Systems. The Company has assessed its telecommunications systems with its third party providers and has been assured that they are or will be made Year 2000 compliant without significant expense to the Company. The Company is also assessing the requirements and expense to make Year 2000 compliant all third party IT-system application software typically used in desktop formats, such as financial, accounting, spreadsheet, E-mail and word processing programs, and management believes that these costs will not be material to the Company.

         Third Party Systems. The Company has not yet completed a review of the issues related to Year 2000 compliance by its largest suppliers and vendors. However, due to the nature of the Company's business, management believes that the loss of any single supplier or vendor as a result of Year 2000 system problems would not materially impact the Company's business, operations or financial condition.

         COSTS TO ADDRESS YEAR 2000 ISSUES. The Company has budgeted $11 million for the cost of the system re-engineering project in the Cameron division, as incurred and to be incurred in the period from fiscal 1998 through 1999. As of July 1998, approximately $6 million of this budget has been expended and the Company currently forecasts that final project expenses will come in on budget. The Company's results of operation for the third quarter and nine-months ended July 31, 1998 separately reflect the amount of re-engineering and system conversion costs which have been expensed and not capitalized during such periods. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

         It is important to note that, although Year 2000 compliance is a necessary byproduct of the system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the re-engineering project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance within the system conversion project budget.

         RISKS TO THE COMPANY FOR YEAR 2000 ISSUES. The most reasonable worst case scenario to the Company associated with its Year 2000 compliance efforts would be the failure of the re-engineering project in the Cameron division to be completed on schedule by July 1999. This would require the Company to take immediate steps towards its contingency plans. It is not feasible at this time to predict the impact, if any, on the Company's financial condition or results of operations as a result of this scenario.

However, management believes that the implementation of its contingency plan could be achieved with minimum disruption to the business and operations of the Company.

         CONTINGENCY PLANS. In the unlikely event that the new IT system is not operational by July 1999 in Cameron Division, the Company would be forced to move to its contingency plan to meet a deadline of December 31, 1999. The scenario would require the Company to make the necessary modifications to the DMSI system and other currently operating systems for Year 2000 compliance. Management believes the cost of the DMSI upgrade would not be material and could be completed by the required deadline.



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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Reference is made to the description of a lawsuit filed by Bradco Supply Corporation ("Bradco") against the Company under the heading "Legal Proceedings" in the Company's 10-Q filings for the quarterly periods ended January 31 and April 30, 1998. This case is pending in the U.S. District Court, New Jersey District.

         On June 9, 1998, the Company filed a counterclaim against Bradco, alleging various matters arising out of the same transaction that is the subject of Bradco's suit. Such claims include, among other matters, fraud, negligent misrepresentation, bad faith and unfair dealing and anticipatory breach. The Company continues to aggressively pursue both its defenses and counterclaims as the lawsuit progresses through discovery.



ITEM 6.           EXHIBITS AND REPORTS ON FORM  8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the quarter ended July 31, 1998.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                          (Registrant)

Date:    September 14, 1998                  /s/ J. Andrew Kerner
         ------------------               --------------------------------------
                                                 J. Andrew Kerner
                                                 Executive Vice President/Chief
                                                 Financial Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX





EXHIBITS
--------


10.25    Agreement and General Release by and between the Company and F. Dixon McElwee

11       Computation of Earnings per Share

27       Financial Data Schedule