Form 10-K405
period 1998-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-01-20
CIK 918858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

                         COMMISSION FILE NUMBER 0-23442
                           ---------------------------

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                      58-1984957
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                      11651 PLANO ROAD, DALLAS, TEXAS     75243
               (Address of principal executive offices) (Zip Code)

                                  214-860-5100
              (Registrant's telephone number, including area code)
                           ---------------------------
      SECURITIES REGISTERED PURSUANT TO
           SECTION 12(b) OF THE ACT:                        NONE

   SECURITIES REGISTERED PURSUANT TO SECTION            COMMON STOCK
               12(g) OF THE ACT:                      (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (7,016,920 shares) on January 6, 1999:
$93,412,747.

The number of shares of Common Stock of the Registrant outstanding as of January 6, 1999 was 8,644,575 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held March 3, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1998.

PART  I

ITEM 1.  BUSINESS

GENERAL

Cameron Ashley Building Products, Inc., (together with its principal operating subsidiaries Wm. Cameron & Co. ("Cameron"), Ashley Aluminum, LLC ("Ashley"), Cameron Ashley Canada, Inc. ("CA Canada") and Cameron Ashley Financial Services, Inc. ("CAFS"), (collectively the "Company") is a leading North American distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work and in new residential and commercial construction. The Company's product lines include roofing, millwork, pool and patio enclosure materials, insulation, vinyl siding, industrial metals and a variety of other building materials. The Company distributes its products through its extensive 165-branch network (including Washington Roofing, acquired on November 2, 1998) to independent building materials dealers, professional builders, large contractors and mass merchandisers and national co-ops in all 50 U.S. states and throughout Canada.

Since its formation in 1991, the Company has pursued a strategy of establishing a national building products distribution network through the acquisition of independent building products distributors. As a result of acquisitions and internal growth, the Company grew from $134.8 million in revenue in fiscal 1991 to $899.2 million in fiscal 1998, representing a compound annual growth rate of 31%. Over the same period, the Company completed 39 acquisitions and added 116 distribution facilities. Additionally, the Company has subsequently acquired Washington Roofing, which has 9 distribution facilities, and continues to pursue strategic targets.

According to the Home Improvement Research Institute, building products sales to contractors in the new housing and home repair and remodeling markets grew from approximately $70.5 billion in 1991 to approximately $109.5 billion in 1997, representing a compound annual growth rate of 7.6%. The wholesale building products distribution industry, which distributes to these markets, is highly fragmented. According to the National Home Center News, sales by the 100 largest building materials wholesale distributors were approximately $28 billion in 1997, representing only 25.6% of the $109.5 billion in total sales to building contractors. Many distributors in the building materials industry are small, privately-held companies which generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. The increasingly competitive environment faced by smaller distributors has prompted a trend toward industry consolidation which management believes offers significant opportunities for the Company.

The Company has established a presence in a substantial portion of North America and as a result, the Company's financial performance is not significantly dependent upon a single geographic region's economy. The diversity of the Company's customer base and the wide variety of applications for the Company's products also decrease the impact of a downturn in demand in any particular market segment. The risks posed by the cyclical new residential construction market are somewhat mitigated by the Company's significant participation in the less cyclical residential remodeling and home improvement market.

INDUSTRY OVERVIEW

Prior to the 1970's, building materials were sold in both rural and metropolitan markets largely by local dealers, such as lumberyards and hardware stores. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970's and 1980's, the advent of mass merchandisers such as The Home Depot and Lowe's altered this distribution channel dramatically in metropolitan markets as these retailers displaced many local dealers. A core strength of these mass merchandisers was their ability to market a broad range of competitively priced home improvement and do-it-yourself products to the homeowner and small contractor. Accordingly, most wholesale distributors redirected their efforts and worked to sell directly to large contractors and homebuilders in metropolitan markets and provide mass merchandisers with fill-in and specialty products that mass merchandisers would not typically stock in their retail inventory. This distribution structure remains in place today.

In metropolitan areas, mass merchandisers primarily sell products to retail customers such as homeowners and small contractors. In rural areas, dealers such as lumberyards and hardware stores sell products to homeowners, contractors and homebuilders. Independent building products distributors, such as the Company, and major manufacturers, such as Georgia Pacific and Weyerhaeuser, do not sell directly to retail customers. Instead, they distribute products to (i) professional homebuilders and contractors in metropolitan markets, (ii) dealers in rural markets and (iii) mass merchandisers in metropolitan areas. Despite the emergence of the mass merchandisers during the past two decades, the wholesale building products distribution industry has experienced solid growth in the 1990s.

STRATEGY

The Company's primary strategic objective is to be a leading wholesale building products distributor in North America. Since 1991, the Company has pursued a strategy of aggressive growth through acquisitions and development of the management and operational expertise required to be a leader in the industry. As the Company moves into the next phase of its development, management plans to
(i) continue to expand through selective acquisitions, (ii) accelerate internal growth and (iii) capitalize on the economies of scale of its North American network. By pursuing these initiatives, the Company seeks to achieve superior sales and profit growth relative to its competitors, provide building products manufacturers with a unified North American distribution network and increase its market share with national account retailers, developers, large contractors, builders and manufactured housing companies.

Continue to Expand Through Selective Acquisitions

Over the past several years, the Company's acquisition strategy has resulted in the expansion of its operations from branch locations in two states to 37 states and nine provinces in Canada. Going forward, the Company intends to continue to expand through a disciplined acquisition program in order to achieve its growth objectives and strengthen its North American distribution network. In evaluating future acquisition candidates, the Company will target well-established distributors which will allow the Company to enter new markets or to expand its product lines in existing markets. The Company seeks acquisition candidates that have complementary management teams and product lines. The Company typically retains the existing management team of the acquired distributor to benefit from local market knowledge and customer relationships and provides incentive compensation tied to the profitability and return on investment of the acquired operation. After acquiring a new distributor, the Company concentrates on expanding product lines at the location and improving its operational efficiency through purchasing economies, inventory management and administrative savings.

Accelerate Internal Growth

The Company is pursuing several strategies designed to accelerate internal growth. These strategies include:

Broadening Product Lines. The Company seeks to broaden the product lines offered by its branches in order to improve the overall product mix available to its customers, assist customers in managing their specialized inventory needs and enable branches to provide "one-stop shopping" to their customers. The distribution of a wider variety of products enhances gross profit margins by adding higher margin specialty products to the Company's branches and reduces unit shipping costs by allowing delivery of more products per truckload. Current product lines the Company is seeking to broaden across the branch network include exterior siding systems, commercial roofing and millwork. Management continually seeks opportunities to enhance the Company's product offerings through the acquisition of distributors offering complementary product lines and the establishment of relationships with additional suppliers.

Enhancing Relationships with National and Regional Accounts. The Company is expanding its sales to national and regional home center chains and hardware co-ops by establishing programs with national vendors which enable these vendors to rapidly replenish the special inventory needs of their large national accounts. In addition, the Company has also developed services which provide special order capabilities for niche products and in-store merchandising services to its customers. Management believes that its extensive North American network uniquely positions the Company to provide these services to national and regional accounts.

Expanding Presence in Large Builder, Developer and Manufactured Housing Segments. Management believes that its distribution and service network also provides it with significant growth opportunities in the large national and regional builder, developer and manufactured housing market segments where the Company currently has a limited presence. The Company is seeking to expand existing programs with several major builders to which the Company provides specialized millwork packages and roofing products. Management believes additional expansion of the Company's geographic network through acquisitions will improve its ability to service these market segments.

Offering Value-Added Services. The Company is developing complementary value-added services to offer its customers. In October 1997, the Company purchased a minority interest in Field Marketing and Management ("FMM"). FMM offers third party outsourced field services to fulfill several of the retailers' traditional merchandising tasks, including managing shelf space and position, providing inventory management, conducting in-store audits and promotional introductions and implementing major department resets. Other retailers such as food and drug stores have found they can take cost out of the logistical supply chain by using a third party for such in-store merchandising needs instead of higher-cost, permanent sales and marketing employees. Third party servicers such as FMM allow suppliers to share the merchandising personnel through syndication, at a lower cost, for valuable in-store representation. The Company offers FMM as a complementary service to its strategic vendor relationships and to the national and regional home center chains.

Enhancing Branch Management Capability. A key aspect of the Company's strategy is an entrepreneurial operating philosophy which seeks to maximize the Company's responsiveness to customers' needs and to give branch managers a sense of responsibility and accountability for the performance of their own operations. Selling and operational capabilities at the branch level are critical to achieving the Company's overall sales and profit objectives. To enhance branch management capabilities, the Company has implemented a number of initiatives which include (i) providing two weeks of intensive classroom training at one of the country's leading distribution management programs, (ii) investing in training courses focusing on professional selling skills and time and territory management and (iii) providing ongoing training in standardized branch processes and procedures.

Capitalize on Economies of Scale

Capturing Purchasing Economies. As a significant customer to many of its vendors, the Company is able to obtain competitive pricing and purchasing terms, ensure timely delivery of products and maintain appropriate inventory availability. While individual branch managers are responsible for selecting and ordering inventory tailored to the varied needs of customers in their local markets, the Company generally negotiates with its major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms. Branch or regional managers are responsible for inventory selection and ordering on terms negotiated centrally, so that the Company remains responsive to local market demand, while still maximizing purchasing leverage through volume orders. To help strengthen the Company's overall purchasing economics, management initiated a preferred vendor program that maintains regional flexibility, but reduces the number of vendors in several major product categories. Management believes that further opportunities to realize purchasing economies exist within all product categories and operating expense areas and intends to pursue such opportunities to enhance profitability.

Upgrading Business Information Systems. Management believes that information technology to support organization-wide decision making is critical to achieving the Company's sales and profit objectives. Each of the Company's branches is equipped with on-line, real time information systems, which enable branch management to control and monitor inventory levels, perform invoicing and order entry and establish delivery routes and schedules. Corporate management is also able to monitor branch and regional sales, profitability, asset management and working capital performance by utilizing the same system. The Company is in the process of implementing a new information system in its Cameron division to allow it to reduce operating and administrative costs and to improve customer service, pricing management and inventory and logistics management. See "Information Technology".

Increasing Operating Efficiencies. The Company centralizes many administrative functions such as accounting and finance, information technology, employee benefits, insurance, human resources, legal, and national account sales efforts both to achieve economies of scale and to help branch management remain focused on maximizing sales and profitability of their locations. Management intends to continue its efforts to increase operating productivity throughout the Company. In an effort to reduce operating expenses, the Company recently launched cost reduction efforts across many administrative functions and management believes there will continue to be opportunities to eliminate redundant functions and facilities from time to time, particularly through operating synergies resulting from additional acquisitions.

ACQUISITION HISTORY

Since its formation in 1991, the Company has completed 40 acquisitions and has grown from 40 branches at the end of 1991 to 158 branches as of October 31, 1998. In November 1998, the Company completed the acquisition of Washington Roofing Products, which added 7 new branch locations to the Company. As of December 31, 1998, the Company had 165 branches. Set forth in the table below is a description of the Company's acquisitions during each of the calendar years indicated:

                                                            NUMBER OF                      LOCATION OF
        BUSINESS                                        ACQUIRED BRANCHES               ACQUIRED BRANCHES
        --------                                        -----------------               -----------------
        1992
          Thunderbird Steel........................             1                               NM
          Mike's Aluminum..........................             1                               FL
        1993
          Owens-Corning Fiberglas (Supply Division)             5                         GA, IL, NC, TX
          Owens-Corning Fiberglas (Supply Division)             1                               MI
          New Orleans Building Products............             1                               LA
          Wholesale Building Supply (Albuquerque)..             1                               NM
          Whitewater Building Products.............             2                               IN
          San Antonio Building Products............             1                               TX
        1994
          Chesapeake Building Supply...............             1                               MD
          Bright Aluminum..........................             1                               FL
          Wholesale Building Supply (Santa Fe).....             1                               NM
          Bird Incorporated........................             10                    AZ, CT, KY, MA, NY, VT
          Southland Building Products..............             6                             LA, TX
          CA Co....................................             4                             ID, WA
        1995
          Blair Siding.............................             1                               GA
          Warehouse Moulding & Door Corp...........             2                               NM
          Zaglin Wholesale.........................             1                               GA
          States Dealer Supply.....................             1                               OR
          Star, Inc................................             7                           AZ, OR, UT
        1996
          Premdor, Inc. (distribution facility)....             1                               UT
          Jett Supply Co...........................             3                           CO, IL, TX
          Mile High Roofing & Exterior Supply......             3                               CO
          California Roofers Supply................             8                               CA
          Dependable Roofing & Materials...........             1                               CA
          Metro Roofing Supply.....................             1                               AR
          Midwest Thermal Products, Inc............             4                           AR, MO, OK
        1997
          Ince Holdings, Ltd. (Boyd Division)......             16                            Canada
          Contractors Supply.......................             2                               NE
          Bois Daigle, Ltd.........................             7                             Canada
          DMG Supply...............................             3                               SC
          Vinyl Wholesale Supply Co................             1                               NC
          Mid-America Siding Supply Inc............             2                             AR, TX
        1998
          J&L Services, Inc........................             1                               IL
          Oakmont Industries, Ltd..................             1                             Canada
          Millwork Specialties, Inc................             1                               NY
          Ozark Construction Supply................             1                               MO
          APi Supply Company                                    9                   IL, IA, MN, MT, ND, SD, WI
          Lafayette Woodworks, Inc.................             1                               LA
          Gerard Demers/Demers Express.............             2                             Canada
          Washington Roofing Products Co...........             7                           DC, MD, VA

PRODUCTS

The Company distributes a broad range of building products as shown in the following table and as described below.

                                                                 FISCAL 1998        FISCAL 1997        FISCAL 1996
                                                                 -----------        -----------        -----------
        Roofing Products.......................................      35%                38%                36%
        Millwork...............................................      11                 10                 10
        Pool and Patio Enclosure Products......................       8                  9                 11
        Insulation.............................................      12                  9                  6
        Vinyl Siding...........................................       6                  7                  5
        Industrial Metals......................................       3                  4                  6
        Other Building Products*...............................      25                 20                 21

* Includes those product lines which individually constitute less than three percent (3%) of the Company's net sales.

Roofing Products. Shingles, felt, roof tile, commercial roll roofing, coatings, asphalt, flashings, vents and other roofing products are distributed to residential and commercial roofing contractors and dealers, including lumberyards and, to a lesser extent, mass merchandisers. Principal brands of roofing products include CertainTeed, Elk, GAF, Genstar, Monier/Lifetile, Owens-Corning and Tamko. Management believes the Company is one of the largest roofing products wholesalers in the United States.

Millwork. Millwork includes doors, door units and component parts, molding, windows, stair parts, blinds, shutters and screens, which are distributed to dealers, mass merchandisers, contractors and builders in the residential construction industry. The Company's major millwork lines include ABTCo. (prefinished moldings, shutters and architectural work), Premdor and Steves & Sons (flush doors), ThermaTru (residential entry doors) and a variety of other regional suppliers. The Company also pre-hangs door units for large residential builders such as D. R. Horton and Perry Homes, mass merchandisers and independent dealers.

Pool and Patio Enclosure Products. Pool and patio enclosure products include aluminum extrusions, roof panels, gutters, coil, screen, awnings, handrails and various other exterior aluminum building products. These products are sold by the Company to residential contractors and installers, who use them in the construction of pool enclosures, screen rooms, mobile home improvement projects, carports and roof-over applications. A majority of the pool and patio enclosure product line is purchased from a variety of suppliers for redistribution by the Company. The remainder consists of roll-formed roof panels, gutters and fold-down window awnings fabricated by the Company. The Company's fabrication capability allows it to produce a variety of sizes and styles on an as-needed basis to control inventory costs or fill custom orders.

Insulation. The Company distributes a broad line of insulation materials to contractors and dealers. Principal brands distributed by the Company include CertainTeed and Owens-Corning products that are used in both residential and commercial applications.

Vinyl Siding. Vinyl siding consists of siding, soffit and accessories. The Company purchases vinyl siding from several industry leaders, including CertainTeed, Jannock and Owens-Corning, and distributes the product to builders, contractors and mass merchandisers.

Industrial Metals. Industrial aluminum and stainless steel products fall primarily into two categories, extrusions and sheet. These products are purchased by sheet metal businesses, fabricators and manufacturers for use in a variety of products. The Company purchases extruded products for distribution, while third party processors and the Company cut sheet products from coils to standard specifications. In addition, the Company has the ability to cut sheet products to individual specifications.

Other Building Products. The Company distributes a variety of building materials such as stucco, aluminum siding, sheathing, fireplaces, ceiling tiles, grids, skylights, gutters, sheet rock, nails and fasteners, rebar, mesh, corrugated metal, wood products, fencing and pneumatics. The product mix offered by each branch is tailored to the demands of its local market.

BRANCH OPERATIONS

The Company distributes products through its network of 165 branches (including the Washington Roofing acquisition), which are strategically located to provide prompt delivery and responsive customer service. The Company emphasizes individual branch profit-and-loss and working capital responsibility and seeks to maximize the benefits of its local market presence. A branch is typically comprised of warehouse and receiving space, secure outdoor holding space, office space and product display areas. Local sales efforts are coordinated and supported at the branches. The bulk of the remaining branch activities relate to receiving, storing and delivering building products.

Each branch is responsible for selecting and ordering inventory to meet the needs of its customers and for creating its own localized sales, marketing and promotional programs, supplemented by coordinated national and regional programs at the corporate level. All branches are equipped with on-line information systems that allow managers to control and monitor inventory levels, perform invoicing and order entry, and establish delivery routes and schedules. Corporate management also uses the Company's information systems to monitor sales, profitability and working capital management by branch. The Company employs electronic data interchange ("EDI") to enhance its ability to serve the needs of major national accounts and national manufacturers.

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

The Company establishes and maintains overall credit policy and terms at the corporate level. Branch managers are generally responsible, within the Company's policy, for overseeing the extension of credit and the collection of accounts receivable. The Company's central credit function assists branches with major accounts, collects delinquent accounts and determines overall credit lines and credit approval. The Company obtains lien rights and security interests where appropriate to provide security for larger accounts.

PURCHASING

The Company generally negotiates with its major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms. The Company negotiates large block purchases of roofing, insulation, millwork, pool and patio and commodity products centrally to capture purchasing economies. Branch or regional managers are responsible for inventory selection and ordering on terms negotiated centrally, so that the Company remains responsive to local market demand, while still maximizing purchasing leverage through volume orders. Branch managers are also responsible for inventory management at their respective locations.

Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a majority of the Company's purchases made from suppliers offering these programs. The Company is a party to distribution agreements with certain vendors, including CertainTeed and Owens-Corning, on an exclusive or non-exclusive basis, depending on the product and the territory involved. The agreements also provide certain price protections for products purchased by the Company from these suppliers.

SALES AND MARKETING

The Company's marketing programs center on fostering strong customer relationships and providing superior service. The Company focuses its marketing efforts primarily on the residential remodeling and new housing segments and, to a lesser extent, on the commercial and industrial segments. The Company has a national accounts sales & marketing staff that is responsible for negotiating programs and standards for relationships with mass merchandisers, purchasing cooperatives, national home builders and developers and manufacturers. The Company's marketing team also has dedicated executives focused on product lines targeted for growth, such as vinyl siding.

The Company's sales organization consists of outside field sales personnel who report directly to their local branch manager and are supported by inside customer service representatives at the branch. Bonus and commission payments constitute a substantial portion of the compensation for salespersons, and in fiscal 1998 branch managers could earn up to 50% of their base salary in bonus if branch performance goals were achieved or exceeded.

CUSTOMERS

The Company distributes products to a large number and variety of building material dealers, large home builders, contractors, mass merchandisers and national co-ops, and others.

Contractors represent the Company's single largest customer group. Management believes that prospects of increased sales to this group are strong, based on projected growth in home repair and remodeling work. In addition, with the emergence and continued growth of retail mass merchandisers such as The Home Depot and Lowe's, the Company has begun to target those merchandisers to satisfy their fill-in and specialty product needs.

The percentages of the Company's fiscal 1998 revenue attributable to the Company's various types of customers are as follows:

                                                        FISCAL 1998             FISCAL 1997             FISCAL 1996
                                                        -----------             -----------             -----------
       Contractors....................................      51%                     56%                     59%
       Dealers........................................      33%                     26%                     22%
       Mass Merchandisers and National Co-ops.........       9%                     11%                     11%
       Builders.......................................       5%                      4%                      4%
       Other..........................................       2%                      3%                      4%

INFORMATION TECHNOLOGY

In late 1997, the Company initiated a major business process re-engineering project aimed at improving and standardizing Company processes and using a "best practices" approach to reduce operating costs. This re-engineering effort centers around a new information system using J.D. Edwards software and IBM AS/400 hardware. The system has been successfully implemented in parts of Canada and management expects the system to be fully implemented in its Cameron division in 1999. The new information system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management. The new software has been represented by J.D. Edwards to be year 2000 compliant and the Company will test for such compliance prior to full implementation.

COMPETITION

The Company's competition varies by product line, customer classification and geographic market. The Company competes with many local and regional building products distributors, and, in certain markets and product categories, with other national building products distributors, such as ABC Supply and Rugby Building Products. The Company also competes with major corporations with national distribution capability, such as Georgia-Pacific, Weyerhaeuser and other product manufacturers that engage in direct sales; however, the Company also acts as a distributor for certain products of these manufacturers. The Company sells products to and, to a lesser extent, competes with large home center chains such as The Home Depot and Lowe's for business from smaller contractors. Competition from such large home center chains may, in the future, include more competition for the business of larger contractors.

Management believes that the Company's target customers generally select building products distributors on the basis of product availability, relationships, service and delivery, geographic coverage, responsiveness and credit availability. The Company utilizes its purchasing power with major suppliers to obtain products at prices generally more favorable than its smaller competitors. The Company's relative size also permits it to attract experienced sales and service personnel and gives the Company the resources to provide company-wide sales, product and service training programs. By working closely with its customers and utilizing the Company's information technology, the Company's branches are able to maintain appropriate inventory levels and are well positioned to deliver completed orders on time.

ENVIRONMENTAL

The Company is subject to federal, state and local environmental laws and regulations. A number of roofing materials are considered environmentally hazardous. The Company typically handles and stores a variety of these materials at its distribution center locations. The Company maintains appropriate environmental compliance programs at each of its distribution centers and has never been the subject of any material enforcement action by any governmental agency.

Many of the Company's distribution centers are located in areas of current or former industrial activity, where environmental contamination may have occurred. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate releases or threatened releases of hazardous or toxic substances or petroleum products located at such property, and may be held liable for property damage and for investigation and remediation costs in connection with the contamination.

Management believes the Company is in material compliance with applicable laws and regulations governing the discharge of hazardous waste into the environment; moreover, management does not believe there are any material environmental liabilities at any of its distribution center locations. Nevertheless, there can be no assurance that the Company's knowledge is complete with regard to all material environmental liabilities and it could subsequently discover potential environmental liabilities arising from its sites or from neighboring facilities.

EMPLOYEES

As of October 31, 1998, the Company had 2,437 employees, including 154 corporate and administrative personnel and 2,283 branch employees. At the branch level, a total of 1,762 people were employed as warehouse and manufacturing personnel, truck drivers, office staff and labor supervisors; and 521 were employed as branch managers and sales personnel. Unions represent a total of approximately 65 hourly workers at the Company's Chicago, Detroit, San Antonio, New York City, Hauppauge (New York) and Houston facilities. The Company has not experienced any work stoppages. The remainder of the Company's employees are not represented by a union or a collective bargaining unit. Management considers the Company's employee relations to be satisfactory.

TRADENAMES

Historically, the Company operated under various tradenames in the markets it served, retaining the name of an acquired business to preserve local identification. To capitalize on its increasing national presence, the Company has converted most branch operations to the primary tradename "Cameron Ashley Building Products." New acquisitions typically convert to the primary tradename within 6 to 12 months after the purchase date. Some local branches continue to use historical trade names as secondary tradenames to maintain goodwill.

SEASONALITY

The Company's first quarter and, to a lesser extent, its second quarter are typically adversely affected by winter construction cycles and weather patterns as the level of activity in both the home improvement and new construction markets decreases. Management closely monitors operating expenses and inventory levels during seasonally affected periods and to the extent possible, controls variable operating costs to minimize seasonal effects on profitability.

EXECUTIVE OFFICERS OF THE REGISTRANT

Ronald R. Ross (age 46) has been a director of the Company since 1994. Mr. Ross has served as Chief Executive Officer since September 1996, as Chairman of the Board of the Company since February 1994 and as Chairman of the Board and Chief Executive Officer of Cameron since November 1996. From December 1991 to June 1997, he served as President of Cameron. Mr. Ross was Vice President, Operations of the Cameron Wholesale division of CertainTeed Corporation, a building products manufacturer, from September 1987 to September 1991 and served as Vice President and General Manager of the division until its sale to Cameron in December 1991.

Walter J. Muratori (age 55) has been a director of the Company since 1994. Mr. Muratori has served as Vice Chairman and Chief Operating Officer of the Company since March 1998 and as President of the Company since February 1994. He has also served as President of Cameron and Chairman of the Board of Ashley since June 1997. He previously served as President of Ashley from October 1991 to June 1997. From 1989 to 1991, Mr. Muratori served as President of Talquin Building Products, Inc., a division of Florida Progress Corporation and the former parent of Ashley. From 1970 to 1986, Mr. Muratori held various sales and management positions at Ashley.

J. Andrew Kerner (age 39) has served as Executive Vice President - Chief Financial Officer and Treasurer of the Company and Executive Vice President - Chief Financial Officer and Treasurer of Cameron since April 1998. Prior to joining the Company, Mr. Kerner was employed by Frito-Lay, Inc., a division of PepsiCo., from 1987 until April 1998 in a variety of senior financial positions in the United States and Europe.

C. Steven Gaffney (age 50) has served as Executive Vice President of the Company and as President and Chief Executive Officer of Ashley since June 1997. Mr. Gaffney was Vice President of the Company from 1994 to June 1997. Mr. Gaffney was Executive Vice President of Ashley from 1991 to June 1997. He previously served as President of Ashley from 1989 to 1991 and as its Vice President from 1986 to 1989.

John H. Bradberry (age 48) has served as Executive Vice President - Chief Accounting Officer of the Company since November 1997. From August 1996 to November 1997, he was Executive Vice President - Central Division of Cameron. Prior thereto, he served as Vice President - Chief Accounting Officer of the Company from June 1995 to August 1996 and as Vice President - Finance of the Company from December 1991 to June 1995. From December 1991 to August 1996, Mr. Bradberry also served as Chief Financial Officer of Cameron.

John S. Davis (age 42) has served as Vice President - General Counsel and Secretary of the Company since 1994. Prior to joining the Company, he was employed as Associate Counsel - Mergers and Acquisitions of Electronic Data Systems Corporation (EDS) from 1990 to 1994. Mr. Davis was engaged in private legal practice prior to 1990.

Thomas R. Miller (age 49) has served as Vice President - Human Resources of the Company since December 1994. From 1980 until December 1994, Mr. Miller served as Managing Director of Employee Relations for American Airlines, Inc.


ITEM 2.  PROPERTIES

The Company operates both owned and leased branches in 37 states; of the 165 Company branches, 36 are owned and 129 are leased. The Company's facilities range in size from approximately 15,000 to 150,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales, manufacturing and administrative purposes. The Company owns a 24,000 square foot office building where its corporate offices are located near its Dallas, Texas branch. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. None of the Company's owned real properties are subject to any major encumbrances.


ITEM 3.  LEGAL PROCEEDINGS

On November 3, 1997, Bradco Supply Corporation ("Bradco") of Avenel, New Jersey filed suit against the Company in the Superior Court of New Jersey, alleging various contractual claims arising out of the terms of a letter of intent dated October 2, 1997 executed by Bradco and the Company pertaining to the acquisition of Bradco by the Company. Bradco has alleged, among other things, a breach and unilateral termination of the letter of intent by the Company and seeks to recover as damages a $3 million "walk-away" fee under the terms of the letter of intent. On December 4, 1997 the Company successfully removed the Bradco lawsuit to the United States District Court, New Jersey District. Management believes the case is without merit and has maintained a vigorous defense to date. On

September 16, 1998, the Company filed a motion to dismiss or for judgment on the pleadings, seeking alternatively, that the case be dismissed or judgment to be rendered in its favor on the pleadings, without need for a trial on the merits. The Company expects its motion will be heard by the court in late January 1999. Pending such hearing, the Company expects to complete discovery on the case in early 1999 and anticipates a trial setting later in the year.

In January 1998, a subsidiary of the Company and three of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section 1 of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas and the grand jury appearance was postponed indefinitely. In November 1998, the Company's three employees were again notified to appear before a federal grand jury in Ft. Worth, Texas on December 16, 1998. Subsequently, such appearance was again postponed indefinitely, and there has been no further activity.

From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course of business litigation will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter ended October 31, 1998.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock trades on the New York Stock Exchange under the symbol "CAB". Prior to June 17, 1998 the Common Stock was traded on the Nasdaq National Market System. The following table sets forth, for the Company's fiscal periods indicated, the high and low closing price per share for the Common Stock, as reported on the New York Stock Exchange and the Nasdaq National Market System.

                                                                                            High           Low
                                                                                            ----           ---
    FISCAL 1998
       First Quarter ................................................................... $ 19.000       $ 13.750
       Second Quarter ..................................................................   20.500         14.750
       Third Quarter ...................................................................   22.375         14.875
       Fourth Quarter ..................................................................   16.375          9.563

                                                                                            High           Low
                                                                                            ----           ---
    FISCAL 1997
       First Quarter ................................................................... $ 14.875       $ 11.500
       Second Quarter  .................................................................   15.500         12.375
       Third Quarter ...................................................................   14,875         12.000
       Fourth Quarter  .................................................................   19.750         14,375


As of January 6, 1999, there were approximately 57 holders of record of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Credit Agreement restricts the payment of cash dividends without the prior approval of NationsBank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

On June 16, 1998, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock at $20.00 per share to Lee R. Anderson, Sr. as partial consideration for a covenant-not-to-compete entered into by Anderson in connection with the sale of substantially all of the assets and business of APi Supply Company to the Company. The warrants are for a term of five years, commencing on the grant date of June 16, 1998, and are exercisable during the four year period commencing one year from the date of grant. Because the transaction involved a single, sophisticated investor, the warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in a transaction not involving a public offering. The warrants were not independently valued at the time of issuance, but were part of the bargained consideration for the purchase of the APi Supply Company business. The market price for the Common Stock on the date of grant was $15.50 as compared to the strike price of $20.00 for the warrants.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data presented below as of October 31, 1998, 1997, 1996, 1995, and 1994 and for each of the five fiscal years ended October 31, 1998, have been derived from audited consolidated financial statements of the Company. The historical data set forth below should be read in conjunction with the consolidated financial statements of the Company, together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                          FISCAL YEAR ENDED OCTOBER 31,
                                                                          -----------------------------

                                                          1998           1997        1996            1995            1994
                                                        --------       --------     --------        --------         --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     OPERATING DATA:
        Revenue....................................     $899,217       $761,590     $604,710        $503,691         $296,268
        Cost of sales..............................      721,300        611,753      485,595         408,528          234,367
                                                        --------       --------     --------        --------         --------
        Gross profit...............................      177,917        149,837      119,115          95,163           61,901
        Operating expenses.........................      145,380        125,684       95,689          75,927           45,502
                                                        --------       --------     --------        --------         --------
        Income from operations.....................       32,537         24,153       23,426          19,236           16,399
        Interest expense...........................        8,019          5,750                        3,376            2,333
                                                        --------       --------     --------        --------         --------
        Income before income taxes.................       24,518         18,403        3,910          15,860           14,066
        Provision for income taxes.................        9,224          7,084       19,516           5,985            5,366
                                                        --------       --------     --------        --------         --------
        Income before extraordinary charge.........       15,294         11,319                        9,875            8,700
                                                        --------       --------     --------        --------         --------
        Extraordinary charge - early extinguishment
          of debt, net of income tax.................          -              -          245               -                -
                                                        --------       --------     --------        --------         --------
        Net income.................................     $ 15,294       $ 11,319     $ 11,824        $  9,875         $  8,700
                                                        ========       ========     ========        ========         ========
        Net income per share before extraordinary
     charge:
               Basic...............................    $    1.65       $   1.23     $   1.36        $   1.22         $   2.26
                                                        ========       ========     ========        ========         ========
               Diluted.............................    $    1.61       $   1.20     $   1.30        $   1.15         $   2.03
                                                        ========       ========     ========        ========         ========
        Net income per share:......................
               Basic...............................    $    1.65       $   1.23         1.33        $   1.22         $   2.26
                                                        ========       ========     ========        ========         ========
               Diluted.............................    $    1.61       $   1.20         1.28        $   1.15         $   2.03
                                                        ========       ========     ========        ========         ========
        Weighted average shares outstanding:.......
               Basic...............................        9,250          9,195        8,879           8,068            3,854
                                                        ========       ========     ========        ========         ========
               Diluted.............................        9,501          9,447        9,249           8,621            4,287
                                                        ========       ========     ========        ========         ========
                                                                                 AS OF OCTOBER 31
                                                                                 ----------------

                                                          1998           1997         1996            1995             1994
                                                        --------       --------     --------        --------         --------

                                                                            (DOLLARS IN THOUSANDS)
      Balance Sheet Data:
         Accounts receivable, net.......................$148,392      $115,687      $  92,932       $  75,502       $  54,789
         Inventories....................................  99,810        82,298         64,644          51,780          39,743
         Total assets................................... 361,209       293,251        219,670         175,067         126,083
         Accounts payable and accrued expenses.......... 107,500        88,420         69,795          51,679          44,212
         Long-term debt, less current maturities........ 135,247        79,480         52,078          38,264          36,606
         Stockholders' equity........................... 114,735       108,927         95,609          82,986          43,506

      Other Data:
         Branches.......................................     158           145            107              93              66

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

The Company has experienced substantial improvement in its results of operations since its formation in 1991. The Company's revenue has more than tripled from $296 million in fiscal 1994 to $899 million in fiscal 1998. This revenue growth has been accomplished largely due to 39 acquisitions completed since October 1992, increased sales by existing branches and new branch openings. Further, the Company's income from operations has increased from $16.4 million in 1994 to $32.5 million in 1998, a compound annual growth rate of 18.7%.

These positive trends have been partially offset by a decline in gross profit margin, which resulted primarily from the product and sales mix of acquired businesses. Gross profit as a percentage of revenue declined from 20.9% in fiscal 1994 to 19.8% in fiscal 1998. The businesses acquired by the Company since October 1992 typically either have had product lines consisting of narrow assortments of commodity products or have had a relatively high proportion of products distributed through direct shipments from manufacturers. Both of these characteristics result in lower selling margins and a lower gross profit as a percentage of revenue. In implementing its operating strategy for acquired businesses, management focuses on improving gross profit as a percentage of revenue, which requires the integration of additional higher margin product lines. This process takes time to implement because of market conditions, suppliers' territorial restrictions and conversion of customers' buying requirements and habits. Although the Company historically has been able to improve the gross profit margins of acquired businesses and anticipates further improvements, gross profit as a percentage of revenue will likely remain near current levels with some improvement as product mix, pricing and sales mix changes are implemented. In addition, the growth of the Company through its acquisition strategy since 1991 has reduced the contribution of its Ashley subsidiary as a percentage of the total operation. Ashley is a specialty products distributor and operates with significantly higher gross profit margins.

The net effect of these various factors has been a significant increase in the Company's income from operations from $16.4 million in fiscal 1994 to $32.5 million in fiscal 1998. However, due to the declining gross profit margin discussed previously, which was not offset by a reduction in operating expenses, income from operations as a percentage of revenue decreased to 3.6%, from 5.5% in fiscal 1994. The decrease in income from operations as a percentage of revenue is the result of a decline in gross profit margins referenced above and expense of additional resources added at the Company's corporate level (e.g., Sales and Marketing, Information Technology) to aid in establishing the infrastructure to support its expanding North American network. The operating margin decrease is also the result of $1.5 million of operating expenses associated with the software/systems development and business process re-engineering project in the Cameron division and $2.3 million of operating expenses associated with the terminated CAFS U.S. operations. Excluding the systems costs and CAFS costs, income from operations would have been 4.0% of revenue in fiscal 1998.

Management has budgeted $11 million for the new information system and related re-engineering effort in its Cameron division and expects the project to be completed during 1999. The project will require a capital expenditure of $8.4 million with the remaining costs expensed during fiscal 1998 and 1999. Total project pre-tax expenses were $1.5 million in fiscal 1998 and management expects $1.1 million of project expenses in fiscal 1999. Management expects the new information system, after its implementation, to produce significant productivity savings beginning in the fourth quarter of fiscal 1999 and provide the necessary technology infrastructure to allow the Company to continue its growth strategy.

During the course of 1998, the Company decided that it would no longer underwrite, process and service home improvement loans in the U.S. through its wholly-owned subsidiary CAFS. Accordingly, the Company sold its entire outstanding loan portfolio during the year, terminated its credit facilities and loan servicing operations, and eliminated the staff. The full year impact from terminating CAFS U.S. operations, including losses on the sale of notes receivable, was $2.5 million pre-tax in 1998.

The following table sets forth information regarding certain components of revenue for the periods presented in "Selected Financial Data."

                                                                FISCAL PERIODS ENDED OCTOBER 31
                                                                -------------------------------
                                                  1998           1997          1996            1995          1994
     Revenue.............................        100.0%          100.0%        100.0%         100.0%        100.0%
     Cost of sales.......................         80.2            80.3          80.3           81.1          79.1
                                                ------           -----         -----         ------        ------
     Gross profit........................         19.8            19.7          19.7           18.9          20.9
     Operating expenses..................         16.2            16.5          15.8           15.0          15.4
     Income from operations..............          3.6             3.2(1)        3.9            3.9           5.5
     Interest expense....................          0.9             0.8           0.7            0.7           0.8
                                               -------          ------       -------        -------       -------
     Income before income taxes..........          2.7             2.4           3.2            3.2           4.7
     Provision for income taxes..........          1.0             0.9           1.2            1.2           1.8
                                               -------          ------       -------        -------       -------
     Income before extraordinary charge..          1.7%            1.5%          2.0%           2.0%          2.9%
                                               =======          ======       =======        =======       =======


1) Includes the effect of charges of 0.7% of revenue, as discussed below.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

When comparing 1998 with 1997, the following significant items should be considered:

o In fiscal 1998, the Company incurred $1.5 million of operating expenses associated with the software/systems development and business process re-engineering project in the Cameron division. These expenses were 0.2% of revenue for the year and effectively reduced income from operations by 4.5% in fiscal 1998. These expenses had a $0.10 impact on diluted EPS.

o        Also in fiscal 1998, the Company terminated its CAFS U.S. operations.
         CAFS reported $2.5 million of pre-tax costs, a $0.16 impact on diluted EPS in 1998, and reduced diluted EPS by $0.05 in 1997.

o In the fourth quarter of fiscal 1997, the Company recorded a pre-tax charge to operations of $5.6 million. This charge consisted primarily of a $3.6 million charge reflecting the merger of four branches in Oregon and Texas and the closure of a small mill operation in Arizona and a $2.0 million writeoff of unamortized costs related to the Company's management information system and certain costs associated with the evaluation of the new system. This charge increased cost of sales by $0.5 million and operating expenses by $5.1 million. The charge had a $0.36 impact on diluted EPS.

Revenue increased 18.1% from $761.6 million in 1997 to $899.2 million in 1998. This increase was due primarily to the 1998 year containing a full 12 months of sales from the 38 branches acquired or opened in fiscal 1997, as well as the incremental sales from the 17 branches acquired or opened in fiscal 1998. 1998 same-branch sales growth of 2.4%, compared to no same-branch sales growth in 1997, also contributed to the revenue increase. The 1998 same-branch sales growth was driven by a 3.6% increase at the Cameron division.

Gross profit as a percentage of revenue increased slightly to 19.8% in 1998 compared to 19.7% in 1997, with an overall increase of $28.1 million or 18.7% in 1998, compared to 1997. The revenue growth is due to acquisitions and internal growth, while the slight increase in gross profit percentage was due primarily to product mix.

Total operating expenses increased 15.7% from $125.7 million in 1997 to $145.4 million in 1998. These expenses decreased as a percentage of revenue from 16.5% to 16.2%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions, new branch openings, CAFS, and the systems and business process re-engineering costs. Higher revenue and gross profit allowed for absorption of the overall expense increases without a negative impact to earnings. Operating expenses excluding the significant items summarized above, remained level at 15.7% of revenue in fiscal 1998 compared to 1997. These expenses were 0.4% of revenue for the year and effectively reduced income from operations 10.5% in fiscal 1998.

Income from operations increased 34.7% from $24.2 million in 1997 to $32.5 million in 1998 and increased as a percentage of revenue from 3.2% to 3.6% for the reasons indicated above.

Interest expense increased $2.3 million in 1998 compared to 1997 as a result of higher borrowings required for 1998 acquisitions, working capital requirements, and a corporate share repurchase program.

As a result of the above factors and favorable tax planning work that lowered the Company's effective tax rate for the current period, income before income taxes increased 33.2% from $18.4 million in 1997 to $24.5 million in 1998. Net income increased 35.1% from $11.3 million in 1997 to $15.3 million in 1998, and net income as a percentage of revenue increased 0.2% from 1.5% in 1997 to 1.7% in 1998. Diluted earnings per share increased from $1.20 per share in the 1997 period to $1.61 per share in the 1998 period, a 34.2% increase.

Fiscal 1997 Compared to Fiscal 1996

Revenue increased 26.0% from $604.7 million in 1996 to $761.6 million in 1997. The increase was due to the 1997 year containing a full 12 months of revenues from the 14 branches acquired or opened in fiscal 1996, as well as the incremental sales from the 38 branches acquired or opened in fiscal 1997. Same-branch sales were level in fiscal 1997 compared to an increase of 2.7% in fiscal 1996. The Company experienced weakness in its Texas, Northwest, and Mountain States markets offset by strength in its Northeast, Southeast, Midwest, California, and Arizona markets.

Gross profit as a percentage of revenue remained level at 19.7% in 1996 and 1997, with an overall increase of $30.7 million or 25.8% in 1997, compared to 1996. The 1997 fourth quarter charge did not have a material impact on gross profit as a percentage of revenue.

Operating expenses increased 31.3% from $95.7 million in 1996 to $125.7 million in 1997. These expenses increased as a percentage of revenue from 15.8% to 16.5%. Operating expenses include both expenses directly attributable to branch operations and corporate expenses and increased primarily as a result of acquisitions and new branch openings. Higher revenue and gross profit allowed for absorption of the overall expense increases without a negative impact to earnings. Operating expenses in fiscal 1997 include $5.1 million in charges, or 0.7% of 1997 revenue, as discussed previously. Operating expenses excluding this charge were 15.8% of revenue and slightly higher than 1996 operating expenses excluding similar charges of 15.7%. The impact of CAFS on operating expenses was 0.2% of revenue and thus for comparative purposes, operating expenses decreased 0.1% from 1996 to an adjusted 15.6% in fiscal 1997.

Income from operations increased 3.4% from $23.4 million in 1996 to $24.2 million in 1997 and decreased as a percentage of revenue from 3.9% to 3.2%. The decrease as a percentage of revenue was primarily due to the charges in the fourth quarter of 1997. Excluding the charges, income from operations increased from an adjusted $24.0 million in 1996 to an adjusted $29.8 million in 1997 and as a percentage of revenue only decreased from 4.0% in 1996 to 3.9% in 1997.

Interest expense increased $1.8 million in 1997 compared to 1996 as a result of higher borrowings required for 1997 acquisitions offset by a slight reduction in interest rates primarily on Canadian borrowings. CAFS incurred approximately $0.3 million of interest in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash and are subsequently used to pay down debt. During the fourth quarter of fiscal 1997, the Company initiated a re-engineering effort that includes the implementation of a new computer system which is estimated to cost $11 million in 1998 and 1999. Management expects this system to be fully implemented during 1999. The Company had $135.1 million of long-term debt, less current maturities, outstanding as of October 31, 1998, consisting of the indebtedness described below:

Senior Notes. As of October 31, 1998, the Company had $129.1 million of unsecured senior notes (the "Senior Notes") bearing interest at an average of 6.9%. These notes mature at various dates beginning April 15, 2000, with a final maturity of April 7, 2010.

Revolving Credit Agreement. The Company is party to a credit agreement due January 15, 2002, which as of October 31, 1998 permitted revolving borrowings of up to $80 million U.S. and $25 million Canadian under the revolving line of credit indebtedness (the "Revolver"). Debt outstanding under this agreement as of October 31, 1998 was $2.5 million and borrowings under the Revolver are unsecured.

Other Debt. As of October 31, 1998, the Company had $5.8 million in debt payable to various sellers of businesses acquired by the Company and to capital lessors in connection with capital lease obligations. These notes generally are collateralized by certain of the acquired assets and are subordinate to the Senior Notes and the Revolver.

Under the terms of the Senior Notes and the Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts and consummation of any merger or acquisitions of an entity that is not engaged in the building materials distribution business without the consent of the lenders. Financial covenants include, but are not limited to, maintaining current ratios, minimum net worth ratios, fixed charges ratios and debt to cash flow ratios.

Net cash generated from operating activities was $19.3 million and $16.7 million for the year ended October 31, 1998 and 1997, respectively. Capital expenditures were $10.1 million and $11.2 million for the year ended October 31, 1998 and 1997, respectively. Seven acquisitions were made in fiscal 1998 for $48.8 million, and eight acquisitions were made in fiscal 1997 for $41.9 million.

The Company believes that its current cash position, funds from operations and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued certain new pronouncements during 1998 that have various disclosure or reporting requirements. See Note 2 to the Consolidated Financial Statements of the Company for a discussion of the new standards.

SEASONALITY AND QUARTERLY FINANCIAL INFORMATION

The business of the Company is, to a significant degree, seasonal. Because most of the building products distributed by the Company are intended for exterior use, sales by the Company tend to be lower during periods of inclement weather; this is particularly true with respect to the Company's Canadian and Northern United States operations. Accordingly, weather conditions occurring during the first and second quarters (November-April) of the Company's fiscal year usually result in the generation of lower sales revenues during those time periods than in other periods of the Company's fiscal year. The Company anticipates that these seasonal fluctuations will continue in the future.

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

                                                                              FISCAL 1998
                                                        1ST              2ND               3RD               4TH
                                                      QUARTER          QUARTER           QUARTER          QUARTER
                                                      -------          -------           -------          -------
                                                      (In thousands, except percentage and per share amounts)

Revenue...................................        $  167,090        $  196,896          $ 249,322        $ 285,909
Gross profit..............................            33,918            39,547             48,790           55,662
Operating expenses........................            31,324            33,140             37,609           43,307
Income from operations....................             2,594             6,407             11,181           12,355
Net income................................               640             2,748              5,365            6,541
Net income per share - diluted............              0.07              0.29               0.56             0.72

Gross profit as a percentage                            20.3%             20.1%              19.6%            19.5%
  of revenue..............................
Operating expenses as a percentage                      18.7%             16.9%              15.1%            15.1%
  of revenue..............................
Income from operations as a percentage                   1.6%              3.3%               4.5%             4.3%
  of revenue..............................

                                                                            FISCAL 1997
                                                        1ST              2ND               3RD              4TH
                                                      QUARTER          QUARTER           QUARTER          QUARTER
                                                      -------          -------           -------          -------
                                                        (In thousands, except percentage and per share amounts)

Revenue                                             $  140,848      $  175,463          $ 219,118        $ 226,161
Gross profit                                            28,198          34,767             42,840           44,032
Operating expenses                                      24,848          28,372             32,805           39,659
Income from operations                                   3,350           6,395             10,035            4,373(1)
Net income                                               1,423           3,058              5,058            1,780
Net income per share - diluted............                0.15            0.32               0.54             0.19

Gross profit as a percentage                              20.0%           19.8%              19.6%            19.5%
  of revenue..............................
Operating expenses as a percentage                        17.6%           16.2%              15.0%            17.5%
  of revenue..............................
Income from operations as a percentage                     2.4%            3.6%               4.6%             1.9%
  of revenue..............................

(1) Includes the effect of charges of $5.6 million taken in fourth quarter of fiscal 1997 as discussed previously.

YEAR 2000 COMPLIANCE

The Company utilizes a significant number of computer software programs and information systems in its internal operations, including applications used in financial business systems and various administration functions ("IT systems"). The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-IT systems"), for example equipment or mechanical systems which contain embedded technology such as microcontrollers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the upcoming calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications would be necessary for proper continuous performance. Without such modification or replacement, the normal course of the Company's business could be disrupted or otherwise adversely impacted. This potential problem is commonly referred to as the Year 2000 compliance issue.

State of Readiness. Management of the Company is actively engaged in the process of evaluating the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. In addition, the Company is attempting to verify the readiness for Year 2000 of third party systems with whom the Company has a material relationship, such as its largest vendors and suppliers. The first phase, evaluating the Company's internal systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the third quarter of 1998 and is expected to be substantially complete in early 1999.

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

Major IT Systems. The Company has determined that its major internal IT systems, including the primary DMSI system used in its Cameron division, and certain other systems running independently at a number of recently acquired operations, would require modification or replacement to become Year 2000 compliant. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division, which is scheduled to be completed in 1999 and will replace all existing major systems with a Year 2000 compliant system. As a contingency plan, the Company has started the process of bringing the DMSI System to Year 2000 compliance status. This process will be complete by April 1999.

The Company's business process re-engineering project is aimed at improving and standardizing Company processes, using a "best practices" approach to reduce operating costs. This project centers around an IT system using J.D. Edwards software and IBM AS/400 hardware to be implemented in the Cameron division, which business represented approximately 82% of the Company's total revenues in fiscal 1998. The new IT system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management. J.D. Edwards has represented the new software to be fully Year 2000 compliant. The Company will test for such compliance prior to final implementation.

In the Ashley division, the Company operates a Data General Avion system, which has been determined to be Year 2000 compliant and has been tested on a preliminary basis. The Company will continue testing this system for Year 2000 compliance throughout 1999.

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

Third Party Systems. The Company is currently in the process of reviewing of the issues related to Year 2000 compliance by its largest suppliers and vendors. However, due to the nature of the Company's business, management believes that the loss of any single supplier or vendor as a result of Year 2000 system problems would not materially impact the Company's business, operations or financial condition.

Costs to Address Year 2000 Issues. The Company has budgeted $11 million for the cost of the system re- engineering project in the Cameron division, as incurred and to be incurred in the period from fiscal 1998 through 1999. As of October 31, 1998, approximately $9.5 million of this budget has been expended and the Company currently expects that final project expenses to exceed budget by $0.5 million to $3 million. The Company's results of operation for twelve months ended October 31, 1998 reflect the amount of re-engineering and system conversion costs which have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

It is important to note that, although Year 2000 compliance is a necessary byproduct of the Cameron division system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the re-engineering project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance in the system conversion project budget.

The costs for Year 2000 compliance verification and testing in the Ashley division are expected to be minimal. In addition, as stated above, management believes that the costs for making other IT systems and non-IT systems Year 2000 compliant are not material.

Risks to the Company for Year 2000 Issues. The most reasonable worst case scenario to the Company associated with its Year 2000 compliance efforts would be the failure of the re-engineering project in the Cameron Division to be completed on schedule in 1999. This would require the Company to take immediate steps towards its contingency plans. It is not feasible at this time to predict the impact, if any, on the Company's financial condition or results of operations as a result of this scenario. However, management believes that the implementation of its contingency plan could be achieved with minimum disruption to the business and operations of the Company.

Contingency Plans. In the unlikely event that the new IT system is not operational by July 1999 in the Cameron Division, the Company would be forced to move to its contingency plan to meet a deadline of December 31, 1999. The scenario would require the Company to remain on the DMSI system and other currently operating systems with necessary modifications for Year 2000 compliance. Management believes the cost of the DMSI upgrade is not material and will be completed by the required deadline.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure to market risk associated with trading or other market risk sensitive instruments. The majority of the Company's debt is at a fixed rate and, thus, is not exposed to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF REGISTRANT:

CAMERON ASHLEY BUILDING PRODUCTS, INC.

Independent Auditors' Report..............................................................................22
Consolidated Balance Sheets, October 31, 1998 and 1997....................................................23
Consolidated Statements of Income for the Years Ended October 31, 1998, 1997 and 1996.....................24
Consolidated Statements of Stockholders' Equity for the Years Ended October 31, 1998, 1997 and 1996.......25
Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, 1997 and 1996.................26
Notes to Consolidated Financial Statements................................................................27
Independent Auditors' Report on Supplemental Schedules....................................................46
Supplemental Consolidating Information:
    Schedule II - Valuation and Qualifying Accounts.......................................................47
    Index to Exhibits.....................................................................................48
    Exhibit 11.1 - Computation of Earnings Per Share......................................................49
    Exhibit 21.1 - List of Subsidiaries and State or Jurisdiction of Incorporation........................50
    Exhibit 23.1 - Independent Auditors' Consent..........................................................51

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Cameron Ashley Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cameron Ashley Building Products, Inc. and subsidiaries at October 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Dallas, Texas
December 8, 1998

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,
                                                                                 ----------------------
                                                                                   1998         1997
                                                                                 ---------    ---------
                                                                                 (Dollars in thousands)
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents
  Accounts receivable, less allowances of $3,214 in ..........................   $   3,706    $     899
      1998 and $3,495 in 1997 ................................................     148,392      115,687
  Notes receivable held for sale, less allowance of $184 in 1997 .............                   16,462
  Inventories ................................................................      99,810       82,298
  Prepaid expenses and other assets ..........................................       1,999        2,257
  Deferred income taxes ......................................................       3,703        4,527
                                                                                 ---------    ---------
Total current assets .........................................................     257,610      222,130

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................      50,454       38,683

INTANGIBLE ASSETS, NET .......................................................      48,865       28,732

OTHER ASSETS .................................................................       4,804        3,706
                                                                                 ---------    ---------
TOTAL ........................................................................   $ 361,733    $ 293,251

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................   $  80,950    $  66,792
  Accrued expenses ...........................................................      24,052       21,628
  Warehouse line of credit ...................................................                   12,189
  Current maturities of debt .................................................       2,346          973
                                                                                 ---------    ---------
Total current liabilities ....................................................     107,348      101,582

LONG-TERM DEBT, LESS CURRENT MATURITIES ......................................     135,051       79,480

DEFERRED INCOME TAXES ........................................................       4,369        3,262
                                                                                 ---------    ---------
  Total liabilities ..........................................................     246,768      184,324
                                                                                 ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized 100,000 shares; no shares issued and outstanding
      Common stock, no par value; authorized 20,000,000
shares; 9,834,000 and 9,745,000 shares issued in 1998 and 1997,
      respectively ...........................................................      64,329       62,947
  Retained earnings ..........................................................      65,756       50,462
  Treasury stock, at cost, 1,190,000 and 441,000 shares in 1998 and 1997,
      respectively ...........................................................     (13,633)      (4,296)
  Cumulative foreign currency translation adjustment .........................      (1,487)        (186)
                                                                                 ---------    ---------
      Total stockholders' equity .............................................     114,965      108,927
                                                                                 ---------    ---------
      TOTAL ..................................................................   $ 361,733    $ 293,251
                                                                                 =========    =========

                 See notes to consolidated financial statements

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED OCTOBER 31,
                                                                        --------------------------------------------
                                                                           1998             1997             1996
                                                                        ----------       ----------       ----------
                                                                          (In thousands, except per share amounts)
REVENUE.......................................................          $  899,217       $  761,590       $  604,710
COST OF SALES.................................................             721,300          611,753          485,595
                                                                        ----------       ----------       ----------
  GROSS PROFIT................................................             177,917          149,837          119,115
OPERATING EXPENSES............................................             145,380          125,684           95,689
                                                                        ----------       ----------       ----------
INCOME FROM OPERATIONS........................................              32,537           24,153           23,426
INTEREST EXPENSE..............................................               8,019            5,750            3,910
                                                                        ----------       ----------       ----------
INCOME BEFORE INCOME TAXES....................................              24,518           18,403           19,516
PROVISION FOR INCOME TAXES....................................               9,224            7,084            7,447
                                                                        ----------       ----------       ----------
INCOME BEFORE EXTRAORDINARY CHARGE............................              15,294           11,319           12,069
                                                                        ----------       ----------       ----------
EXTRAORDINARY CHARGE-EARLY EXTINGUISHMENT
  OF DEBT, NET OF INCOME TAX OF $132..........................                                                   245
NET INCOME....................................................          $   15,294       $   11,319       $   11,824
                                                                        ==========       ==========       ==========
INCOME BEFORE EXTRAORDINARY PER SHARE
  CHARGE:
      BASIC...................................................          $     1.65       $     1.23       $     1.36
                                                                        ==========       ==========       ==========
      DILUTED.................................................          $     1.61       $     1.20       $     1.30
                                                                        ==========       ==========       ==========
NET INCOME PER SHARE:
      BASIC...................................................          $     1.65       $     1.23       $     1.33
                                                                        ==========       ==========       ==========
      DILUTED.................................................          $     1.61       $     1.20       $     1.28
                                                                        ==========       ==========       ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC...................................................               9,250            9,195            8,879
                                                                        ==========       ==========       ==========
      DILUTED.................................................               9,501            9,447            9,249
                                                                        ==========       ==========       ==========

                 See notes to consolidated financial statements.

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               CUMULATIVE
                                                                                                FOREIGN
                                                      COMMON STOCK                              CURRENCY
                                                     ----------------    RETAINED   TREASURY   TRANSLATION
                                                     SHARES    VALUE     EARNINGS    STOCK     ADJUSTMENT      TOTAL
                                                     ------   -------    --------   --------   ----------     --------
                                                                         (Dollars in thousands)

   BALANCE AS OF NOVEMBER 1, 1995                    9,021    $58,550     $27,319    $(2,883)   $       -     $ 82,986

   Proceeds from exercise of stock options
         Including tax benefits of $1,491....          443      1,970                                            1,970
   Proceeds from employee stock
         purchase plan.......................           13        121                                              121
   Purchase of treasury stock
         (134,774 shares)....................            -          -                 (1,292)           -       (1,292)
   Net income................................                              11,824                               11,824
                                                     -----    -------     -------   --------    ---------     --------

   BALANCE AS OF OCTOBER 31, 1996                    9,477     60,641      39,143     (4,175)           -       95,609

   Proceeds from exercise of stock options
         including tax benefits of $1,059....          255      2,198                                            2,198
   Proceeds from employee stock
         purchase plan.......................           13        108                                              108
   Purchase of treasury stock (8,547 shares).                                           (121)                     (121)
   Net income................................                              11,319                               11,319
   Foreign currency translation adjustment...                                                        (186)        (186)
                                                     -----    -------     -------   --------    ---------     --------

   BALANCE AS OF OCTOBER 31, 1997                    9,745     62,947      50,462     (4,296)        (186)     108,927

   Proceeds from exercise of stock options
         including tax benefits of $208......           71        913                                              913
   Proceeds from employee stock
         purchase plan.......................           18        239                                              239
   Purchase of treasury stock (749,000 shares)                                        (9,337)                   (9,337)
   Issuance of stock warrants
         to acquire business.................                     230                                              230
   Net income................................                              15,294                               15,294
   Foreign currency translation adjustment...                                                      (1,301)      (1,301)
                                                     -----    -------     -------   --------    ---------     --------

   BALANCE AS OF OCTOBER 31, 1998                    9,834    $64,329     $65,756   $(13,633)   $  (1,487)    $114,965
                                                     =====    =======     =======   ========    =========     ========


                 See notes to consolidated financial statements.

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED OCTOBER 31,
                                                                       -------------------------------------
                                                                          1998            1997        1996
                                                                       --------         --------    --------
                                                                                 (Dollars In thousands)
OPERATING ACTIVITIES:
  Net income .......................................................   $ 15,294         $ 11,319    $ 11,824
  Adjustments to reconcile net income to cash provided by
      operating activities:
  Depreciation and amortization ....................................     10,071            9,287       6,118
  Loss on sale of property and equipment ...........................         12                2          12
  Deferred income taxes ............................................      1,998           (1,522)         61
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable ..........................................    (11,031)          (3,689)     (6,666)
      Notes receivable held for sale ...............................     16,462          (16,462)
      Inventories ..................................................        995             (642)     (2,506)
      Prepaid expenses and other assets ............................        775              957         782
      Accounts payable and accrued expenses ........................     (2,426)           5,403      13,936
      Warehouse line of credit .....................................    (12,189)          12,189
      Other current liabilities ....................................       (706)            (157)     (1,104)
                                                                       --------         --------    --------
         Net cash provided by operating activities .................     19,255           16,685      22,457
                                                                       --------         --------    --------

INVESTING ACTIVITIES:
  Cash paid for acquisitions .......................................    (47,381)         (33,034)    (24,062)
  Purchases of property, plant and equipment .......................    (10,110)         (11,236)     (8,933)
  Investment in affiliate ..........................................       (442)          (2,640)
  Other ............................................................         29              (16)         (3)
                                                                       --------         --------    --------
         Net cash used in investing activities .....................    (57,904)         (46,926)    (32,998)
                                                                       --------         --------    --------

FINANCING ACTIVITIES:
  Proceeds from borrowings under long-term debt ....................     79,050                       50,000
  Debt issuance costs ..............................................     (1,069)            (183)       (762)
  Net borrowings (repayment) under revolving lines of credit .......    (26,317)          24,980     (25,000)
  Repayment of long-term debt ......................................       (744)                     (10,133)
  Repayments of seller financing of acquired businesses ............     (1,279)            (566)     (2,457)
  Proceeds from sales of common stock ..............................
  Proceeds from employee stock purchase plan .......................        239              108         121
  Exercise of stock options ........................................        913            2,198       1,970
  Purchase of treasury stock .......................................     (9,337)            (121)     (1,292)
                                                                       --------         --------    --------
  Other ............................................................       --               (354)       (322)
                                                                       --------         --------    --------
         Net cash provided by financing activities .................     41,456           26,062      12,125
                                                                       --------         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................................      2,807           (4,179)      1,584

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ................................................        899            5,078       3,494
                                                                       --------         --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $  3,706         $    899    $  5,078
                                                                       ========         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for interest .......................................   $  7,736         $  5,913    $  3,628
                                                                       ========         ========    ========
      Cash paid for income taxes ...................................   $  6,230         $  7,046    $  7,034
                                                                       ========         ========    ========
      Debt of acquired business ....................................   $  1,435         $  8,877    $    700
                                                                       ========         ========    ========
      Stock warrants issued to acquire businesses ..................   $    230         $      0    $      0
                                                                       ========         ========    ========

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

NOTES RECEIVABLE HELD FOR SALE. Notes receivable held for sale represented loans to consumers to finance home improvement projects through Cameron Ashley Financial Services, Inc. ("CAFS"). Notes receivable were carried at the lower of cost or market. Market was determined based on prices in the secondary market for similar loans. Origination fees, net of direct loan origination costs, were deferred and recognized when the loan was sold. The Company provided for estimated loan losses by establishing an allowance for loan losses through a provision for bad debts for losses expected to be incurred. Management's periodic evaluation for estimated losses was based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors.

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

INTANGIBLE ASSETS. Intangible assets consist primarily of noncompete agreements, which are recorded at cost and are amortized over periods of three to five years, the contractual term of the agreements, and goodwill, which is primarily amortized over 25 years. The Company periodically assesses the recoverability of intangible assets and estimates the remaining useful life by reviewing projected results of acquired operations.

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT Cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of its foreign subsidiary. The functional currency of the Company's foreign subsidiary is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year.

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

CONCENTRATION OF CREDIT RISK. The Company is primarily engaged in the distribution of building products throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable, and credit losses have been within management's expectations.

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

INCOME PER SHARE. The computation of basic and diluted income per share is computed by dividing net income by the weighted average shares outstanding during the period (see Note 11). Common stock equivalents are included in the computation if they are dilutive.

DERIVATIVE FINANCIAL INSTRUMENTS. Derivative financial instruments are utilized by the Company to reduce foreign currency exchange rate risks. Derivative financial instruments include foreign currency swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains and losses resulting from the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions or, if the hedged positions are terminated, are recognized in the current period as gain or loss.

NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings per Share" which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997 including interim periods. Prior periods have been restated to reflect the adoption of SFAS No. 128, which did not have a significant impact upon the Company's reported income per share.

Also, in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", which establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and is not expected to significantly affect the Company's financial statement disclosures. The FASB also issued in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not expect the adoption of these standards to have any impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, earlier application is permitted. Management is currently not planning on early adoption of this statement and has not completed an evaluation of the impact of the provisions of this statement on the Company's consolidated financial statements.

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

During fiscal 1996, five businesses were acquired at a total cost of $24.8 million. During fiscal 1997, eight businesses were acquired at a total cost of $41.9 million. During fiscal 1998, seven businesses were acquired at a total cost of $48.8 million, including the purchase of certain assets and liabilities of APi Supply Company ("APi") as of June 15, 1998, for $35.3 million cash and $.8 million in debt assumed. Additionally, the company issued warrants to purchase 200,000 shares of the Company's common stock at $20.00 per share as consideration for a noncompete agreement with APi's previous owner. These warrants are fully vested on the first anniversary and expire on the fifth anniversary of the acquisition date. Pro forma revenue as if the 1998 acquisitions occurred at the beginning of the year would have been $1,004.7 million and $807 million for 1998 and 1997, respectively. Pro forma results of operations and income per share for these acquisitions are not presented due to the immaterial effect on historical results.

On October 31, 1997, the Company acquired a one-third interest in Field Marketing & Management, Inc. ("Field") for $2.6 million. The seller may put its remaining stock and the Company may call such stock under certain conditions at prices based upon future performance. The investment is included in other assets. The affiliate provides certain marketing services to the Company. During 1998, $9,000 was paid to Field for marketing services. The Company accounts for this investment using the equity method of accounting. The Company has included $350,000, its share of the earnings of Field, as a component of operating expenses.


4.       INVENTORIES

The Company values its inventories using the LIFO method. Had the Company used the first-in, first-out ("FIFO") method, inventories would have been approximately $1,936,000 and $2,627,000 higher at October 31, 1998 and 1997, respectively. Under FIFO, income from operations for the year ended October 31, 1998 would have been lower by approximately $691,000, for the year ended October 31, 1997 would have been higher by approximately $400,000, and for the year ended October 31, 1996 would have been lower by approximately $1,281,000.


5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at October 31:

                                                                                       1998           1997
                                                                                     --------       --------
                                                                                          (In thousands)
                                                                                          --------------

       Land  ........................................................................$  3,723       $  3,381
       Buildings and improvements......................................................22,597         19,277
       Machinery and equipment.........................................................13,205         11,370
       Furniture and fixtures..........................................................19,852          9,786
       Vehicles........................................................................19,029         14,958
       Other .............................................................................347            707
                                                                                     --------       --------
                                                                                       78,753         59,479
       Accumulated depreciation.......................................................(28,299)       (20,796)
                                                                                     --------       --------
             Property, plant and equipment, net......................................$ 50,454       $ 38,683
                                                                                     ========       ========

Included in property and equipment at October 31, 1998 and 1997, is $7,798,000 and $921,000, respectively, of equipment under capital leases. In fiscal 1997, the Company reduced the carrying value of certain of its data processing system by approximately $1,500,000 with an additional charge to depreciation expense. The Company has contracted to replace a substantial part of its existing system and, therefore, reduced the carrying value to reflect its diminished value.

6.       INTANGIBLE ASSETS

Intangible assets consist of the following at October 31:

                                                                                        1998           1997
                                                                                       -------        -------
                                                                                          (In thousands)

        Noncompete agreements    ......................................................$ 3,424        $ 3,178
        Goodwill                 .......................................................52,728         31,154
        Other                    ........................................................1,397          1,393
                                                                                       -------        -------
                                                                                        57,549         35,725
         Accumulated amortization.......................................................(8,684)        (6,993)
                                                                                       -------        -------
           Intangible assets, net......................................................$48,865        $28,732
                                                                                       =======        =======

7.       LONG-TERM DEBT

Long-term debt consists of the following at October 31:

                                                                                       1998            1997
                                                                                     --------        -------
                                                                                          (In thousands)
                                                                                          --------------

Senior Debt:
    Unsecured Senior Notes with maturities and interest rates as follows:
             $10,000 due April 15, 2001 bearing interest at 6.79% $15,000 due
             April 15, 2002 bearing interest at 6.79%
                  with scheduled payments of $5 million on April 15, 2000
                  and April 15, 2001
             $10,000 due April 15, 2003 bearing interest at 7.21% $15,000 due
             April 15, 2006 bearing interest at 7.61% $3,000 due April 7, 2004 bearing interest at 6.71% $63,000 due April 7, 2010 bearing interest at 6.90%
                  with payments of $12.6 million beginning April 7, 2006
             $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
             $7,000 due October 7, 2004 bearing interest at 6.71%
    Interest is due semi-annually, with an average interest rate of 6.93%............$129,050        $50,000

    NationsBank of Texas, N.A. (as lead agent):
             Revolving credit note due January 15, 2002; unsecured;
             interest is due quarterly at the LIBOR rate or Banker's
             acceptance rate plus 0.50% to 1.0%, or at a base rate
             (defined in the agreement as prime).  At October 31,
             1998 and 1997, the interest rate was 8.00% and 6.02% respectively..........2,500         28,152

    Seller financing of acquired business:
             Various terms, interest rates ranging from 8% to 9%,
                  collateralized by certain land and buildings............................369          1,705

    Other, including capital leases (see Note 10).......................................5,478            596
                                                                                     --------        -------
                                                                                      137,397         80,453
    Less current maturities............................................................(2,346)          (973)
                                                                                     --------        -------
    Long-term debt   ................................................................$135,051        $79,480
                                                                                     ========        =======

The Company's Canadian subsidiary has entered into a foreign currency exchange rate swap on $7,000,000 of its U.S. dollar denominated unsecured senior notes to reduce its exposure to foreign currency exchange rate fluctuations. The Company initially received $7,000,000 in exchange for $10,136,000 Canadian which amounts will be repaid at the termination date of September 16, 2004. The Company will pay at a fixed rate of 6.455% and receive a fixed rate of 6.71%. The swap agreement did not have a material effect on the Company's operations during 1998.

The seller notes payable are subordinated to the obligations under the NationsBank agreement.

In January 1997, the Company amended the credit facility with NationsBank and other banks (collectively referred to as "NationsBank"). The financing agreement with NationsBank covers a revolving line of credit up to $80 million U.S. dollars and $25 million Canadian dollars. The financing agreement restricts distributions to stockholders to 50% of net income, issuance of stock by the Company's subsidiaries, the assumption of debt and liens by the Company's subsidiaries, and requires compliance with certain financial ratios and covenants. The obligations of the Company to NationsBank are unsecured. The NationsBank revolving credit note also requires the Company to pay a quarterly commitment fee on the unused balance ranging from 0.2% to 0.3% on the difference between the revolving commitment and revolving advances outstanding. At October 31, 1998 and 1997, the Company had a $2,317,000 and a $708,000, respectively, letter of credit issued under this credit facility.

Aggregate maturities of long-term debt during the fiscal years subsequent to October 31, 1998 are as follows:

                                                                             (In thousands)
                                                                             --------------
       1999   ..................................................................$ 2,346
       2000   ....................................................................7,213
       2001   ...................................................................16,280
       2002   ....................................................................7,508
       2003   ...................................................................10,000
          Thereafter............................................................ 94,050
                                                                               --------
              Total............................................................$137,397
                                                                               ========


8.       NOTES RECEIVABLE HELD FOR SALE

In December 1996, CAFS entered into a one-year $20 million warehouse line of credit agreement with BankOne Texas for the purpose of funding notes receivable held for sale. The line of credit is secured by the notes receivable held for sale and a $5 million guarantee from the Company. The agreement required compliance with certain financial ratios and covenants. Interest under the agreement was payable monthly at LIBOR or at prime less 1.375% (7.06% at October 31, 1997). The warehouse line of credit was paid in full upon sale of the notes receivable securing the agreement and the termination of the operations of CAFS in 1998.

9.       INCOME TAXES

The provision for income taxes computed by applying the federal statutory tax rate to income before income taxes differs from the actual provision for income taxes as set forth below for the years ended October 31:

                                                        1998                    1997                     1996
                                                        ----                    ----                     ----
                                                 AMOUNT       PERCENT    AMOUNT        PERCENT   AMOUNT        PERCENT
                                                 ------       -------    ------        -------   ------        -------
                                                                       (Dollars in thousands)
Income taxes at statutory rates.............    $ 8,580        35.0%     $ 6,441        35.0%    $ 6,699         35.0%
State taxes based on income net of
  federal income tax benefit................        225         0.9          424         2.3         450          2.4
Foreign taxes in excess of federal
  statutory rates...........................        419         1.7          190         1.0
Other ......................................          -           -           29         0.2         166          0.8
                                                -------        ----       ------        ----     -------         ----
      Total income tax expense..............    $ 9,224        37.6%      $7,084        38.5%    $ 7,315         38.2%
                                                =======        ====       ======        ====     =======         ====

The provision for income taxes consists of the following:

Current year income
taxes:
  United States.............................     $6,717                   $8,459                  $7,254
  Foreign...................................        576                      147
Deferred income taxes:
  United States.............................      1,635                   (2,144)                     61
  Foreign...................................        296                      622                       -
                                                -------                  -------                 -------
Total income tax expense....................    $ 9,224                  $ 7,084                 $ 7,315
                                                =======                  =======                 =======


The components of the deferred tax assets (liabilities) consist of the following at October 31:

                                                                          1998          1997
                                                                       -------         ------
                                                                            (In thousands)
                                                                            --------------
       Allowance for doubtful accounts................................ $ 1,436         $1,396
       Inventory......................................................... (154)           (45)
       Accrued liabilities.............................................. 2,330          3,025
       Sales returns and allowances........................................ 51            102
       Other............................................................... 40             49
                                                                        ------         ------
         Current........................................................ 3,703          4,527
                                                                        ------         ------

       Property, plant and equipment................................... (3,843)        (2,453)
       Deferred charges................................................   (526)          (809)
                                                                        ------         ------
         Noncurrent.....................................................(4,369)        (3,262)
                                                                        ------         ------
         Total......................................................... $ (676)        $1,265
                                                                        ======         ======

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

10.      COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under noncancellable lease agreements during the years subsequent to October 31, 1998 are as follows:

                                                                               CAPITAL                OPERATING
                                                                               -------                ---------
                                                                                LEASES                  LEASES
                                                                                ------                 -------
                                                                                       (In thousands)
     1999  ..............................................................       $2,440                 $ 8,487
     2000  ..............................................................        2,250                   5,853
     2001  ..............................................................        1,222                   4,083
     2002  ..............................................................           10                   3,521
     2003  ..............................................................            -                   1,985
     Thereafter..........................................................            -                   2,026
                                                                                ------                 -------
     Total minimum lease payments........................................        5,922                 $25,955
                                                                                                       =======
     Amount representing interest........................................         (444)
                                                                                ------
     Present value of minimum lease payments
       (including current portion of $2,172).............................       $5,478
                                                                                ======

During the year ended October 31, 1998, the Company incurred rent expense of approximately $8,642,000. During the year ended October 31, 1997, the Company incurred rent expense of approximately $8,468,000 excluding $1,542,000 of accrued rent for closed branches. During the year ended October 31, 1996, the Company incurred rent expense of approximately $6,744,000.

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

In January 1998, a subsidiary of the Company and several of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section I of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas, and the Company is not aware of any subsequent activity in the matter.

From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course litigation will not have a material adverse effect on the Company's financial condition or results of operations.

11.      CAPITAL STOCK AND NET INCOME PER SHARE

During fiscal 1995, the Company's board of directors authorized the repurchase of up to 750,000 shares of the Company's common stock. During fiscal 1998, the Company's board of directors authorized the repurchase of an additional 750,000 shares of the Company's common stock. Through October 31, 1998, the Company had repurchased 1,189,911 shares of the Company's common stock at an average price per share of $11.46.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                   1998                 1997                1996
                                                                 --------             --------            --------
                                                                                   (In thousands)

    Net income (basic and diluted earnings)                      $ 15,294             $ 11,319            $ 11,824
                                                                 ========             ========            ========
    Weighted average shares outstanding (basic)                     9,250                9,195               8,878
    Dilutive stock options                                            251                  252                 371
                                                                 --------             --------            --------
    Weighted average shares outstanding (diluted)                   9,501                9,447               9,249
                                                                 ========             ========            ========
    Potentially dilutive securities excluded
    because of their antidilutive effect
    during the period                                                 740                   90                 432
                                                                 ========             ========            ========


12.      EMPLOYEE AND DIRECTOR STOCK OPTION AND PURCHASE PLANS

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

Summary of Stock Options Outstanding at October 31, 1998:

                                                                       WEIGHTED
                                                                        AVERAGE               WEIGHTED
                 RANGE OF                  NUMBER                      REMAINING               AVERAGE
                 EXERCISE                OF OPTIONS                   CONTRACTUAL             EXERCISE
                  PRICES                 OUTSTANDING                 LIFE (YEARS)               PRICE
                  ------                 -----------                 ------------               -----
           $  0.95 - $  1.42               176,434                         3.0                  $ 0.98
           $  3.08 - $  5.38                92,191                         4.7                    4.10
           $  8.38 - $ 16.25               990,428                         8.2                   13.74
           $ 17.50 - $ 20.38               147,500                         9.2                   18.83
                                         ---------                                             -------

                                         1,406,553                                             $ 12.04
                                         =========                                             =======


The following table summarizes the Company's Incentive Plans stock option activity:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                      PRICE           SHARES     OPTION  -  PRICE
                                                                    --------         ---------   ------     ------
     Outstanding at October 31, 1995........................        $   3.95         1,184,257   $ 0.95  -  $17.50
       Granted..............................................           11.92           371,594   $10.00  -  $12.25
       Exercised............................................            1.08          (447,963)  $ 0.95  -  $ 7.11
       Canceled.............................................           13.69           (31,100)  $ 1.42  -  $16.25
                                                                    --------         ---------

     Outstanding at October 31, 1996........................            7.59         1,076,788   $ 0.95  -  $17.50
       Granted..............................................           14.91           313,334   $ 5.38  -  $17.88
       Exercised............................................            3.83          (254,196)  $ 0.95  -  $16.25
       Canceled.............................................           14.40          ( 21,914)  $ 9.50  -  $16.25
                                                                    --------         ---------

     Outstanding at October 31, 1997........................           10.38         1,114,012   $ 0.95  -  $17.88
       Granted..............................................           16.14           410,879   $ 8.38  -  $20.38
       Exercised............................................            7.54           (67,061)   $0.95  -  $16.25
       Canceled.............................................           14.57           (51,277)  $10.00  -  $17.88
                                                                    --------         ---------

     Outstanding at October 31, 1998........................        $  12.04         1,406,553
                                                                    ========         =========
     Exercisable at October 31, 1998........................        $   8.53           631,192   $ 0.95   - $20.38
                                                                    ========         =========

During 1997, 9,000 options were granted under the incentive plan to nonmanagement directors at less than fair market value of the Company's common stock and $63,000 in compensation expenses was recorded. None were granted to nonmanagement directors in 1998. These options generally vest over six-month to three-year periods and expire within ten years of grant date. Such options are included in the tables above.

On December 1, 1998, the Company canceled 120,000 stock options with a weighted average exercised price of $19.00 and reissued 120,000 stock options with a weighted average exercised price of $13.00 for certain key executive officers of the Company.

A NonManagement Directors Plan (the "Directors Plan") provides for the issuance of up to 25,000 options to purchase shares at an exercise price equal to fair market value of the Company's common stock on date of grant.

The following table summarizes the Company's Directors Plan stock option activity:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                                   EXERCISE
                                                                     PRICE          SHARES    OPTION  PRICE
                                                                  ----------        ------   -------  --------

     Outstanding at October 31, 1995........................      $    12.52        12,000   $ 7.75  -  $18.25
       Granted..............................................           12.67         3,000   $12.00  -  $13.00
                                                                  ----------        ------

     Outstanding at October 31, 1996........................           12.55        15,000   $ 7.75  -  $18.25
                                                                  ----------        ------

     Outstanding at October 31, 1997........................           12.55        15,000   $ 7.75  -  $18.25
       Exercised............................................           (9.66)       (4,000)  $ 7.75  -  $12.00
                                                                  ----------        ------

     Outstanding at October 31, 1998........................      $    13.60        11,000   $ 7.75  -  $18.25
                                                                  ==========        ======
     Exercisable at October 31, 1998........................      $    13.70        10,001
                                                                  ==========        ======

At October 31, 1998, 762,227 and 10,000 additional options were available for future grant under the Incentive and Directors' Plans, respectively, and 2,189,780 shares of common stock were reserved for issuance upon the exercise of outstanding options or future option grants under all plans.

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

The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As required by SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options granted subsequent to November 1, 1995, using the fair value method prescribed by SFAS No. 123. Pro forma disclosures for 1998, 1997 and 1996 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the pro forma effect will not be fully reflected until 2000.

                                                             YEAR ENDED OCTOBER 31,
                                                         -------------------------------
                                                           1998        1997       1996
                                                         --------    --------   --------
                                                    (In thousands, except per share amounts)
       Net income:
             As reported                                 $ 15,294    $ 11,319   $ 11,824
             Pro forma                                   $ 14,095    $ 10,585   $ 11,478

       Earnings per share:
             As reported:
                Basic                                    $   1.65    $   1.23   $   1.33
                Diluted                                  $   1.61    $   1.20   $   1.28
             Pro forma:
                Basic                                    $   1.52    $   1.15   $   1.29
                Diluted                                  $   1.49    $   1.12   $   1.24

The estimated fair value of options granted during 1998, 1997 and 1996 was $8.15, $7.38 and $5.82 per share, respectively. For the purpose of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                                           1998             1997              1996
                                                           ----             ----              ----

       Risk-free interest rate                             6.2%             6.4%              6.4%
       Expected life                                       5.3 years        5.2 years         5.2 years
       Expected volatility                                44.3%            43.4%             43.4%
       Expected dividends                                  0.0%             0.0%              0.0%

During fiscal 1995, the Company adopted an Employee Stock Purchase Plan under which employees are granted a right to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock at the end of the quarter. Shares were purchased at prices ranging from $11.19 to $18.63 during fiscal 1998 and $11.58 to $15.51 during fiscal 1997. At October 31, 1998 and 1997, there were 150,930 and 169,111 shares of common stock reserved for purchase under the plan, respectively.

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


13.      EMPLOYEE BENEFITS

The Company has 401(k) plans that cover substantially all employees. The Company's funding policy is to match the employee's contributions up to 4% of the employee's base salary, not to exceed certain allowable limits. Employees vest in Company contributions evenly over four years. The Company's contributions for the years ended October 31, 1998, 1997 and 1996 were $1,183,000, $916,000 and $907,000, respectively.

14.      FINANCIAL INSTRUMENTS

The Company's is a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest and foreign currency exchange rates. The Company may reduce its exposure to fluctuations in interest and foreign currency exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate and foreign currency swap agreements. The instruments involve, to varying degrees, elements of interest and foreign currency exchange rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate and foreign currency swaps through approvals, limits and monitoring procedures.

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

The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                                                     1998                            1997
                                                                     ----                            ----
                                                            CARRYING          FAIR          CARRYING          FAIR
                                                             AMOUNT           VALUE          AMOUNT           VALUE
                                                             ------           -----          ------           -----
                                                                             (In thousands)
    Assets:
      Cash and cash equivalents.......................      $  3,706        $   3,706      $     899        $     899
      Accounts receivable, net........................       148,392          148,392        115,687          115,687
      Notes receivable held for sale, net.............           --               --          16,462           16,462

    Liabilities:
      Accounts payable................................        80,950           80,950         66,792           66,792
      Current maturities of debt......................         2,150            2,150            973              973
      Long-term debt..................................       135,247          145,305         79,480           79,997
      Warehouse line of credit........................           --               --          12,189           12,189

    Off  balance sheet foreign currency swap: ........           --               593            --               --


Cash and cash equivalents, accounts receivable, accounts payable and current maturities of debt - The carrying amounts of these items approximate their fair value due to their short-term nature or are the amounts payable on demand.

Warehouse line of credit; long-term debt and foreign currency swap - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt. The fair value of the foreign currency and interest rate swap was estimated using market quotes.

The fair value estimates presented herein are based on pertinent information available to management as of October 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.      CONSULTING AGREEMENTS

The Company has an agreement expiring in December 1998 with an affiliate of a major shareholder for financial and management consulting services to be provided to the Company. This agreement, executed in November 1996, amended and superseded prior consulting agreements with the Company's operating subsidiaries. Fees under these agreements with the Company and its operating subsidiaries for the years ended October 31, 1998, 1997 and 1996, totaled $640,000, $280,000 and $426,000, respectively.

16.      SUBSEQUENT EVENTS

The Company entered into a Stock Purchase Agreement dated November 2, 1998 (the "Agreement") to purchase all of the outstanding stock of Ibex Industries, Inc. d.b.a. Washington Roofing Co. ("Washington Roofing"). Under the terms of the Agreement, Cameron intends to acquire all of the assets and assume all of the liabilities of Washington Roofing as of October 31, 1998, for $11.5 million in cash subject to final price adjustment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Director and Nominee Information", "Executive Officers of the Company" and "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1999 sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is included elsewhere in Part I hereof under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1999, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Principal Shareholders of the Company" and "Election of Directors" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1999, set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Compensation Committee Interlocks and Insider Participation" appearing in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 3, 1999 sets forth certain information with respect to these matters and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents incorporated by reference or filed with this Report;

(1.)  FINANCIAL STATEMENTS

             The Financial Statements of the Company are listed in Item 8 of
Part II.

(2.)  FINANCIAL STATEMENT SCHEDULE

             Independent Auditors' Report on Financial Statement Schedule.

             Schedule II - Valuations and Qualifying Accounts

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


     3.1       - Amended and Restated Articles of Incorporation.*

     3.2       - Amended and Restated Bylaws.*

     4.1       - See Articles II, III, IV of the Amended and Restated Articles
                 of Incorporation filed as Exhibit 3.1 and Articles 2, 7, 8 and
                 9 of the Amended and Restated Bylaws filed as Exhibit 3.2.

     10.1      - Intentionally omitted.

     10.2      - Intentionally omitted.

     10.3      - Intentionally omitted.

     10.4      - CAMERON ASHLEY INC. STOCK INCENTIVE PLAN.*

     10.5      - FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.*

     10.6      - CAMERON ASHLEY INC. NON-MANAGEMENT DIRECTORS' STOCK OPTION
                 PLAN.*

     10.6.1    - TECHNICAL AMENDMENT TO CAMERON ASHLEY INC. NON-MANAGEMENT
                 DIRECTORS' STOCK OPTION PLAN.(2)

     10.7      - Intentionally omitted.

     10.7.1    - EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN WM.
                 CAMERON & CO. AND RONALD R. ROSS.(5)


     10.8      - Intentionally omitted.

     10.8.1    - EMPLOYMENT AGREEMENT DATED SEPTEMBER 1, 1996 BETWEEN ASHLEY
                 ALUMINUM, INC. AND WALTER J.MURATORI.(5)

     10.9      - EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN WM. CAMERON
                 & CO. AND JOHN H. BRADBERRY.(7)

     10.10     - EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN ASHLEY
                 ALUMINUM, INC. AND C. STEVEN GAFFNEY.(7)

     10.11     - FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH
                 OF ITS DIRECTORS.*

     10.11.1   - FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH
                 OF ITS EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF THE
                 COMPANY.(1)

     10.12     - Intentionally omitted.

     10.13     - Intentionally omitted.

     10.14     - Amended and Restated Agreement for Consulting Services dated
                 November 1, 1996 among the Company, Cameron, Ashley and CGW
                 Southeast Management Company.(5)

     10.15     - Intentionally omitted.

     10.16     - Intentionally omitted.

     10.17     - CAMERON ASHLEY INC. 1995 QUALIFIED EMPLOYEE STOCK PURCHASE
                 PLAN.(3)

     10.18     - Intentionally omitted.

     10.18.1   - Intentionally omitted.

     10.18.2   - Second Restated Credit Agreement dated January 29, 1997 among the Company, CABP Canada, Inc., NationsBank of Texas, National
                 Association, as Agent and Issuing Bank, ABN AMRO Bank, N.V., as
                 Co-Agent, Canadian Imperial Bank of Commerce, as Canadian
                 Issuing Bank and Canadian Agent, and other Lenders.(6)

     10.18.3   - First Amendment to Second Restated Credit Agreement dated May
                 23, 1997 among the Company, CABP Canada, Inc., NationsBank of
                 Texas, National Association, as Agent and Issuing Bank, ABN
                 AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of
                 Commerce, as Canadian Issuing Bank and Canadian Agent, and other Lenders.(6)

     10.18.4   - Second Amendment to Second Restated Credit Agreement dated
                 January 22, 1998 among the Company, CABP Canada, Inc.,
                 NationsBank of Texas, National Association, as Agent and
                 Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian
                 Imperial Bank of Commerce, as Canadian Issuing Bank and
                 Canadian Agent, and other Lenders.(6)

     10.18.5   - Third Amendment to Second Restated Credit Agreement dated March
                 18, 1998 among the Company, Cameron Ashley Canada, Inc.,
                 NationsBank of Texas, National Association, as Agent and
                 Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian
                 Imperial Bank of Commerce, as Canadian Issuing Bank and
                 Canadian Agent, and other Lenders.(8)


     10.18.6   - Fourth Amendment to Second Restated Credit Agreement dated
                 September 29, 1998 among the Company, Cameron Ashley Canada,
                 Inc., NationsBank of Texas, National Association, as Agent and
                 Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian
                 Imperial Bank of Commerce, as Canadian Issuing Bank and
                 Canadian Agent, and other Lenders.

     10.19     - Form of Note Purchase Agreement between the Company and various
                 Purchasers dated as of April 1, 1996.(4)

     10.19.1   - First Amendments to Note Purchase Agreement between the Company and various Note Purchasers dated as of January 15, 1997.(7)

     10.19.2   - Second Amendment and Waiver to Note Purchase Agreements between the Company and various Note Purchases dated as of April 1, 1998.

     10.19.3   - Third Amendment to Note Purchase Agreement between the Company and various Note Purchasers dated as of July 1, 1998.

     10.20     - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 RONALD R. ROSS DATED AS OF JUNE 1, 1996.(4)

     10.21     - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 WALTER J. MURATORI DATED AS OF JUNE 1, 1996.(4)

     10.22     - Intentionally omitted

     10.23     - CAMERON ASHLEY BUILDING PRODUCTS, INC. 1996 STOCK INCENTIVE
                 PLAN.(5)

     10.23.1   - FIRST AMENDMENT TO THE CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 1996 STOCK INCENTIVE PLAN, DATED DECEMBER 11, 1996.(5)

     10.24     - EMPLOYMENT AGREEMENT DATED OCTOBER 13, 1997 BETWEEN WM. CAMERON
                 & CO. D/B/A CAMERON ASHLEY BUILDING PRODUCTS AND JOHN S.
                 DAVIS.(7)

     10.25     - Form of Note Purchase Agreement between the Company and various
                 Purchasers dated as of April 7, 1996.(8)

     10.25.1   - Form of Note Purchase Agreement between the Cameron Ashley
                 Canada, Inc. and various Note Purchasers dated as of April 7,
                 1996.(8)

     10.26     - EMPLOYMENT AGREEMENT DATED MARCH 30, 1998 BETWEEN WM. CAMERON &
                 CO. D/B/A CAMERON ASHLEY BUILDING PRODUCTS AND J. ANDREW
                 KERNER.(8)

     10.27     - AGREEMENT AND GENERAL RELEASE DATED JANUARY 22, 1998 BETWEEN
                 THE COMPANY AND F. DIXON MCELWEE.(9)

     10.28     - Warrant Agreement dated June 16, 1998 between the Company and
                 Lee R. Anderson, Sr.

     11.1      - Statement regarding computation of per share earnings.

     21.1      - List of Subsidiaries of the Registrant.

     23.1      - Consent of Deloitte & Touche LLP.

     27        - Financial Data Schedule

   ------------------

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1, (No. 33-88778) filed with the Commission on January 26, 1995 and effective on March 2, 1995.

(2) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1995, filed with the Commission on March 17, 1995.

(3) Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 (No. 33-90782) filed with the Commission on March 30, 1995.

(4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996. filed with the Commission on June 7, 1996.

(5) Incorporated by reference to the exhibited filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 filed with the Commission on January 29, 1997.

(6) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, as filed with the Commission on June 16, 1997.

(7) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997, as filed with the Commission on January 29, 1998.

(8) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, as filed with the Commission on June 2, 1998.

(9) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, as filed with the Commission on September 14, 1998.

(b)   Current Reports on Form 8-K:
        No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 1998.

(c)   Exhibits:
        The Index to Exhibits filed or incorporated by reference pursuant Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K.

(d)   Financial Statements of Subsidiaries or Affiliates:
        Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 19, 1999.

CAMERON ASHLEY BUILDING PRODUCTS, INC.

By: /s/ J. Andrew Kerner
   ---------------------
J. Andrew Kerner
Executive Vice President - Chief Financial Officer

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Andrew Kerner and John S. Davis, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities indicated on January 19, 1999.


                      SIGNATURE                                               TITLE
                      ---------                                               -----
      /s/ Ronald R. Ross                         Chairman of the Board and Chief Executive Officer
      ---------------------------                (Principal Executive Officer)
      Ronald R. Ross


      /s/ Walter J. Muratori                     Vice Chairman, President and Chief Operating Officer
      ---------------------------
      Walter J. Muratori


      /s/ J. Andrew Kerner                       Executive Vice President - Chief Financial Officer
      ---------------------------                (Principal Financial Officer)
      J. Andrew Kerner

      /s/ John H. Bradberry                      Executive Vice President - Chief Accounting Officer
      ---------------------------                (Principal Accounting Officer)
      John H. Bradberry


      /s/ J. Veronica Biggins                    Director
      ---------------------------
      J. Veronica Biggins

      /s/ Richard L. Cravey
      ---------------------------                Director
      Richard L. Cravey


      /s/ Harry K. Hornish                       Director
      ---------------------------
      Harry K. Hornish


      /s/ Allen J. Keesler, Jr.                  Director
      ---------------------------
      Allen J. Keesler, Jr.


      /s/ Donald S. Huml                         Director
      ---------------------------
      Donald S. Huml


      /s/ Alan K. Swift                          Director
      ---------------------------
      Alan K. Swift


      /s/ Edwin A. Wahlen, Jr.                   Director
      ---------------------------
      Edwin A. Wahlen, Jr.

INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                                     Page
                                                                                     ----

Independent Auditors' Report on Financial Statement Schedule                         46

Schedule II - Valuation and Qualifying Accounts                                      47

Index to Exhibits                                                                    48

Exhibit 11.1 - Computation of Earnings Per Share

Exhibit 21.1 - List of Subsidiaries and State or Jurisdiction of Incorporation

Exhibit 23.1 - Independent Auditors' Consent

Exhibit 27   - Financial Data Schedule


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Cameron Ashley Building Products,
Inc.:

We have audited the consolidated financial statements of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 and have issued our report thereon dated December 18, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
December 18, 1998

SCHEDULE II

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                      BALANCE AT     CHARGES IN                                 BALANCE AT
                                      BEGINNING       COSTS AND     OTHER                       END OF
                DESCRIPTION           OF PERIOD       EXPENSES    ADDITIONS     DEDUCTIONS      PERIOD
                -----------           ---------      ----------   ---------     ----------      ----------
Allowance for doubtful accounts:
     Year Ended October 31, 1996      $   2,581       2,257           0             2,119       $   2,719
     Year Ended October 31, 1997      $   2,719       3,128       2,498         $   3,495
                                                                                                      146(1)
     Year Ended October 31, 1998      $   3,495       2,222         389(1)          2,892       $   3,214

(1) Amount represents the allowance for doubtful accounts of acquired businesses as of the date of acquisition.

Allowance for loan losses:
   Year Ended October 31, 1997        $       0         341           0               157       $     184
   Year Ended October 31, 1998        $     184           0           0               184       $       0

INDEX TO EXHIBITS


(Includes only exhibits not incorporated by reference. See item 14 for incorporated exhibits.)

ITEMS LISTED IN BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS.


     Exhibit Number                               Description
     --------------                               -----------

     10.18.6 - Fourth Amendment to Second Restated Credit Agreement dated
               September 29, 1998 among the Company, CABP Canada, Inc.,
               NationsBank of Texas, National Association, as Agent and Issuing
               Bank, ABN AMRO Bank, N.V., as Co-Agent, Canadian Imperial Bank of
               Commerce, as Canadian Issuing Bank and Canadian Agent, and other
               Lenders.

     10.19.2 - Second Amendment and Waiver to Note Purchase Agreements dated as of April 1, 1998 between the Company and various Note Purchasers.

     10.19.3 - Third Amendment to Note Purchase Agreements dated as of July 1,
               1998 between the Company and various Note Purchasers.

     10.28   - Warrant Agreement dated June 16, 1998 between the Company and Lee
               R. Anderson, Sr.

     11.1    - Statement regarding computation of per share earnings.

     21.1    - Subsidiaries of the Registrant.

     23.1    - Consent of Deloitte & Touche LLP.

     27      - Financial Data Schedule
