Form 10-K405/A
period 1998-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-02-01
CIK 918858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark One)

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

Since its formation in 1991, the Company has pursued a strategy of establishing a national building products distribution network through the acquisition of independent building products distributors. As a result of acquisitions and internal growth, the Company grew from $134.8 million in revenue in fiscal 1991 to $899.2 million in fiscal 1998, representing a compound annual growth rate of 31%. Over the same period, the Company completed 39 acquisitions and added 116 distribution facilities. Additionally, the Company has subsequently acquired Washington Roofing, which has 7 distribution facilities, and continues to pursue strategic targets.

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

                                                            NUMBER OF                      LOCATION OF
        BUSINESS                                        ACQUIRED BRANCHES               ACQUIRED BRANCHES
        --------                                        -----------------               -----------------
        1992
          Thunderbird Steel........................             1                               NM
          Mike's Aluminum..........................             1                               FL
        1993
          Owens-Corning Fiberglas (Supply Division)             5                         GA, IL, NC, TX
          Owens-Corning Fiberglas (Supply Division)             1                               MI
          New Orleans Building Products............             1                               LA
          Wholesale Building Supply (Albuquerque)..             1                               NM
          Whitewater Building Products.............             2                               IN
          San Antonio Building Products............             1                               TX
        1994
          Chesapeake Building Supply...............             1                               MD
          Bright Aluminum..........................             1                               FL
          Wholesale Building Supply (Santa Fe).....             1                               NM
          Bird Incorporated........................             10                    AZ, CT, KY, MA, NY, VT
          Southland Building Products..............             6                             LA, TX
          CA Co....................................             4                             ID, WA
        1995
          Blair Siding.............................             1                               GA
          Warehouse Moulding & Door Corp...........             2                               NM
          Zaglin Wholesale.........................             1                               GA
          States Dealer Supply.....................             1                               OR
          Star, Inc................................             7                           AZ, OR, UT
        1996
          Premdor, Inc. (distribution facility)....             1                               UT
          Jett Supply Co...........................             3                           CO, IL, TX
          Mile High Roofing & Exterior Supply......             3                               CO
          California Roofers Supply................             8                               CA
          Dependable Roofing & Materials...........             1                               CA
          Metro Roofing Supply.....................             1                               AR
          Midwest Thermal Products, Inc............             4                           AR, MO, OK
        1997
          Ince Holdings, Ltd. (Boyd Division)......             16                            Canada
          Contractors Supply.......................             2                               NE
          Bois Daigle, Ltd.........................             7                             Canada
          DMG Supply...............................             3                               SC
          Vinyl Wholesale Supply Co................             1                               NC
          Mid-America Siding Supply Inc............             2                             AR, TX
        1998
          J&L Services, Inc........................             1                               IL
          Oakmont Industries, Ltd..................             1                             Canada
          Millwork Specialties, Inc................             1                               NY
          Ozark Construction Supply................             1                               MO
          APi Supply Company                                    9                   IL, IA, MN, MT, ND, SD, WI
          Lafayette Woodworks, Inc.................             1                               LA
          Gerard Demers/Demers Express.............             2                             Canada
          Washington Roofing Products Co...........             7                           DC, MD, VA

PRODUCTS

The Company distributes a broad range of building products as shown in the following table and as described below.

                                                                 FISCAL 1998        FISCAL 1997        FISCAL 1996
                                                                 -----------        -----------        -----------
        Roofing Products.......................................      35%                38%                36%
        Millwork...............................................      11                 10                 10
        Pool and Patio Enclosure Products......................       8                  9                 11
        Insulation.............................................      12                  9                  6
        Vinyl Siding...........................................       6                  7                  5
        Industrial Metals......................................       3                  4                  6
        Other Building Products*...............................      25                 23                 26

* Includes those product lines which individually constitute less than three percent (3%) of the Company's net sales in fiscal 1998.

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

                                                                          FISCAL YEAR ENDED OCTOBER 31,
                                                                          -----------------------------

                                                          1998           1997        1996            1995            1994
                                                        --------       --------     --------        --------         --------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     OPERATING DATA:
        Revenue....................................     $899,217       $761,590     $604,710        $503,691         $296,268
        Cost of sales..............................      721,300        611,753      485,595         408,528          234,367
                                                        --------       --------     --------        --------         --------
        Gross profit...............................      177,917        149,837      119,115          95,163           61,901
        Operating expenses.........................      145,380        125,684       95,689          75,927           45,502
                                                        --------       --------     --------        --------         --------
        Income from operations.....................       32,537         24,153       23,426          19,236           16,399
        Interest expense...........................        8,019          5,750        3,910           3,376            2,333
                                                        --------       --------     --------        --------         --------
        Income before income taxes.................       24,518         18,403       19,516          15,860           14,066
        Provision for income taxes.................        9,224          7,084        7,447           5,985            5,366
                                                        --------       --------     --------        --------         --------
        Income before extraordinary charge.........       15,294         11,319       12,069           9,875            8,700
                                                        --------       --------     --------        --------         --------
        Extraordinary charge - early extinguishment
          of debt, net of income tax.................          -              -          245               -                -
                                                        --------       --------     --------        --------         --------
        Net income.................................     $ 15,294       $ 11,319     $ 11,824        $  9,875         $  8,700
                                                        ========       ========     ========        ========         ========
        Net income per share before extraordinary
     charge:
               Basic...............................    $    1.65       $   1.23     $   1.36        $   1.22         $   2.26
                                                        ========       ========     ========        ========         ========
               Diluted.............................    $    1.61       $   1.20     $   1.30        $   1.15         $   2.03
                                                        ========       ========     ========        ========         ========
        Net income per share:......................
               Basic...............................    $    1.65       $   1.23         1.33        $   1.22         $   2.26
                                                        ========       ========     ========        ========         ========
               Diluted.............................    $    1.61       $   1.20         1.28        $   1.15         $   2.03
                                                        ========       ========     ========        ========         ========
        Weighted average shares outstanding:.......
               Basic...............................        9,250          9,195        8,879           8,068            3,854
                                                        ========       ========     ========        ========         ========
               Diluted.............................        9,501          9,447        9,249           8,621            4,287
                                                        ========       ========     ========        ========         ========
                                                                                 AS OF OCTOBER 31
                                                                                 ----------------

                                                          1998           1997         1996            1995             1994
                                                        --------       --------     --------        --------         --------

                                                                            (DOLLARS IN THOUSANDS)
      Balance Sheet Data:
         Accounts receivable, net.......................$148,392      $115,687      $  92,932       $  75,502       $  54,789
         Inventories....................................  99,810        82,298         64,644          51,780          39,743
         Total assets................................... 361,733       293,251        219,670         175,067         126,083
         Accounts payable and accrued expenses.......... 105,002        88,420         69,795          51,679          44,212
         Long-term debt, less current maturities........ 135,051        79,480         52,078          38,264          36,606
         Stockholders' equity........................... 114,965       108,927         95,609          82,986          43,506

      Other Data:
         Branches.......................................     158           145            107              93              66

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




DELOITTE & TOUCHE LLP
Dallas, Texas
December 8, 1998

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,
                                                                                 ----------------------
                                                                                   1998         1997
                                                                                 ---------    ---------
                                                                                 (Dollars in thousands)
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $   3,706    $     899
  Accounts receivable, less allowances of $3,214 in
      1998 and $3,495 in 1997 ................................................     148,392      115,687
  Notes receivable held for sale, less allowance of $184 in 1997 .............                   16,462
  Inventories ................................................................      99,810       82,298
  Prepaid expenses and other assets ..........................................       1,999        2,257
  Deferred income taxes ......................................................       3,703        4,527
                                                                                 ---------    ---------
Total current assets .........................................................     257,610      222,130

PROPERTY, PLANT AND EQUIPMENT, NET ...........................................      50,454       38,683

INTANGIBLE ASSETS, NET .......................................................      48,865       28,732

OTHER ASSETS .................................................................       4,804        3,706
                                                                                 ---------    ---------
TOTAL ........................................................................   $ 361,733    $ 293,251

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...........................................................   $  80,950    $  66,792
  Accrued expenses ...........................................................      24,052       21,628
  Warehouse line of credit ...................................................                   12,189
  Current maturities of debt .................................................       2,346          973
                                                                                 ---------    ---------
Total current liabilities ....................................................     107,348      101,582

LONG-TERM DEBT, LESS CURRENT MATURITIES ......................................     135,051       79,480

DEFERRED INCOME TAXES ........................................................       4,369        3,262
                                                                                 ---------    ---------
  Total liabilities ..........................................................     246,768      184,324
                                                                                 ---------    ---------
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

CAMERON ASHLEY BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED OCTOBER 31,
                                                                       -------------------------------------
                                                                          1998            1997        1996
                                                                       --------         --------    --------
                                                                                 (Dollars In thousands)
OPERATING ACTIVITIES:
  Net income .......................................................   $ 15,294         $ 11,319    $ 11,824
  Adjustments to reconcile net income to cash provided by
      operating activities:
  Depreciation and amortization ....................................     10,071            9,287       6,118
  Loss on sale of property and equipment ...........................         12                2          12
  Deferred income taxes ............................................      1,998           (1,522)         61
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable ..........................................    (11,031)          (3,689)     (6,666)
      Notes receivable held for sale ...............................     16,462          (16,462)
      Inventories ..................................................        995             (642)     (2,506)
      Prepaid expenses and other assets ............................        775              957         782
      Accounts payable and accrued expenses ........................     (2,426)           5,403      13,936
      Warehouse line of credit .....................................    (12,189)          12,189
      Other current liabilities ....................................       (706)            (157)     (1,104)
                                                                       --------         --------    --------
         Net cash provided by operating activities .................     19,255           16,685      22,457
                                                                       --------         --------    --------

INVESTING ACTIVITIES:
  Cash paid for acquisitions .......................................    (47,381)         (33,034)    (24,062)
  Purchases of property, plant and equipment .......................    (10,110)         (11,236)     (8,933)
  Investment in affiliate ..........................................       (442)          (2,640)
  Other ............................................................         29              (16)         (3)
                                                                       --------         --------    --------
         Net cash used in investing activities .....................    (57,904)         (46,926)    (32,998)
                                                                       --------         --------    --------

FINANCING ACTIVITIES:
  Proceeds from borrowings under long-term debt ....................     79,050                       50,000
  Debt issuance costs ..............................................     (1,069)            (183)       (762)
  Net borrowings (repayment) under revolving lines of credit .......    (26,317)          24,980     (25,000)
  Repayment of long-term debt ......................................       (744)                     (10,133)
  Repayments of seller financing of acquired businesses ............     (1,279)            (566)     (2,457)
  Proceeds from employee stock purchase plan .......................        239              108         121
  Exercise of stock options ........................................        913            2,198       1,970
  Purchase of treasury stock .......................................     (9,337)            (121)     (1,292)
  Other ............................................................       --               (354)       (322)
                                                                       --------         --------    --------
         Net cash provided by financing activities .................     41,456           26,062      12,125
                                                                       --------         --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ......................................................      2,807           (4,179)      1,584

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ................................................        899            5,078       3,494
                                                                       --------         --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $  3,706         $    899    $  5,078
                                                                       ========         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for interest .......................................   $  7,736         $  5,913    $  3,628
                                                                       ========         ========    ========
      Cash paid for income taxes ...................................   $  6,230         $  7,046    $  7,034
                                                                       ========         ========    ========
      Debt of acquired business ....................................   $  1,435         $  8,877    $    700
                                                                       ========         ========    ========
      Stock warrants issued to acquire businesses ..................   $    230         $      0    $      0
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
                                                =======        ====       ======        ====     =======         ====

The provision for income taxes consists of the following:

Current year income
taxes:
  United States.............................     $6,717                   $8,459                  $7,254
  Foreign...................................        576                      147
Deferred income taxes:
  United States.............................      1,635                   (2,144)                     61
  Foreign...................................        296                      622                       -
                                                -------                  -------                 -------
Total income tax expense....................    $ 9,224                  $ 7,084                 $ 7,315
                                                =======                  =======                 =======


The components of the deferred tax assets (liabilities) consist of the following at October 31:

                                                                          1998          1997
                                                                       -------         ------
                                                                            (In thousands)
                                                                            --------------
       Allowance for doubtful accounts................................ $ 1,436         $1,396
       Inventory......................................................... (154)           (45)
       Accrued liabilities.............................................. 2,330          3,025
       Sales returns and allowances........................................ 51            102
       Other............................................................... 40             49
                                                                        ------         ------
         Current........................................................ 3,703          4,527
                                                                        ------         ------

       Property, plant and equipment................................... (3,843)        (2,453)
       Deferred charges................................................   (526)          (809)
                                                                        ------         ------
         Noncurrent.....................................................(4,369)        (3,262)
                                                                        ------         ------
         Total......................................................... $ (666)        $1,265
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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                   1998                 1997                1996
                                                                 --------             --------            --------
                                                                                   (In thousands)

    Net income (basic and diluted earnings)                      $ 15,294             $ 11,319            $ 11,824
                                                                 ========             ========            ========
    Weighted average shares outstanding (basic)                     9,250                9,195               8,879
    Dilutive stock options                                            251                  252                 370
                                                                 --------             --------            --------
    Weighted average shares outstanding (diluted)                   9,501                9,447               9,249
                                                                 ========             ========            ========
    Potentially dilutive securities excluded
    because of their antidilutive effect
    during the period                                                 740                   90                 432
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
                                         =========                                             =======


The following table summarizes the Company's Incentive Plans stock option activity:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                      PRICE           SHARES     OPTION  -  PRICE
                                                                    --------         ---------   ------     ------
     Outstanding at October 31, 1995........................        $   3.95         1,184,257   $ 0.95  -  $17.50
       Granted..............................................           11.92           371,594   $10.00  -  $12.25
       Exercised............................................            1.08          (447,963)  $ 0.95  -  $ 7.11
       Canceled.............................................           13.69           (31,100)  $ 1.18  -  $16.25
                                                                    --------         ---------

     Outstanding at October 31, 1996........................            7.59         1,076,788   $ 0.95  -  $17.50
       Granted..............................................           14.91           313,334   $13.38  -  $17.88
       Exercised............................................            3.83          (254,196)  $ 0.95  -  $16.25
       Canceled.............................................           14.40          ( 21,914)  $ 9.50  -  $16.00
                                                                    --------         ---------

     Outstanding at October 31, 1997........................           10.38         1,114,012   $ 0.95  -  $17.88
       Granted..............................................           16.14           410,879   $ 8.38  -  $20.38
       Exercised............................................            7.66           (67,061)   $0.95  -  $16.25
       Canceled.............................................           14.57           (51,277)  $10.00  -  $17.88
                                                                    --------         ---------

     Outstanding at October 31, 1998........................        $  12.04         1,406,553
                                                                    ========         =========
     Exercisable at October 31, 1998........................        $   8.53           631,192   $ 0.95   - $20.38
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

The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                                                     1998                            1997
                                                                     ----                            ----
                                                            CARRYING          FAIR          CARRYING          FAIR
                                                             AMOUNT           VALUE          AMOUNT           VALUE
                                                             ------           -----          ------           -----
                                                                             (In thousands)
    Assets:
      Cash and cash equivalents.......................      $  3,706        $   3,706      $     899        $     899
      Accounts receivable, net........................       148,392          148,392        115,687          115,687
      Notes receivable held for sale, net.............           --               --          16,462           16,462

    Liabilities:
      Accounts payable................................        80,950           80,950         66,792           66,792
      Current maturities of debt......................         2,346            2,346            973              973
      Long-term debt..................................       135,051          145,109         79,480           79,997
      Warehouse line of credit........................           --               --          12,189           12,189

    Off  balance sheet foreign currency swap: ........           --               593            --               --


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

(d)   Financial Statements of Subsidiaries or Affiliates:
        Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on January 29, 1999.

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

Exhibit 23.1 - Independent Auditors' Consent

Exhibit 27   - Financial Data Schedule


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Cameron Ashley Building Products,
Inc.:

We have audited the consolidated financial statements of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1998 and 1997 and for each of the three years in the period ended October 31, 1998 and have issued our report thereon dated December 8, 1998. Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
December 8, 1998

SCHEDULE II

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                      BALANCE AT     CHARGES IN                                 BALANCE AT
                                      BEGINNING       COSTS AND     OTHER                       END OF
                DESCRIPTION           OF PERIOD       EXPENSES    ADDITIONS     DEDUCTIONS      PERIOD
                -----------           ---------      ----------   ---------     ----------      ----------
Allowance for doubtful accounts:
     Year Ended October 31, 1996      $   2,581       2,257           0             2,119       $   2,719
     Year Ended October 31, 1997      $   2,719       3,128         146(1)          2,498       $   3,495
     Year Ended October 31, 1998      $   3,495       2,222         389(1)          2,892       $   3,214

(1) Amount represents the allowance for doubtful accounts of acquired businesses as of the date of acquisition.

Allowance for loan losses:
   Year Ended October 31, 1997        $       0         341           0               157       $     184
   Year Ended October 31, 1998        $     184           0           0               184       $       0

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
