Form 10-Q
period 1999-01-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-03-15
CIK 918858

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q
                    -----------------------------------------

(MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999


                                       OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934



            FOR THE TRANSITION PERIOD FROM _____________TO___________

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


                           11651 PLANO ROAD, DALLAS TX
                           ---------------------------
                           75243 (Address of principal
                               executive offices)
                                   (Zip Code)


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

Yes   X        No
    -----         -----
Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Outstanding at March 5, 1999:  8,652,119



===============================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                  PAGE NO.

         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets as of January 31, 1999 and
                  October 31, 1998                                                                   3

                  Consolidated Condensed Statements of Income for the three months
                  ended January 31, 1999 and 1998                                                    4

                  Consolidated Condensed Statement of Stockholders' Equity for the
                  Three months ended January 31, 1999                                                5

                  Consolidated Condensed Statements of Cash Flows for the three months
                  ended January 31, 1999 and 1998                                                    6

                  Notes to Consolidated Condensed Financial Statements                             7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition                     9-12
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                 13

         Item 6.  Exhibits and Reports on Form 8-K                                                  13

PART 1. FINANCIAL INFORMATION

ITEM 1.            CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    January 31,     October 31,
                                                                                       1999            1998
                                                                                    ----------      ----------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $    2,458      $    3,706
     Accounts receivable, net                                                          120,441         148,392
     Inventories                                                                       114,633          99,810
     Prepaid expenses and other assets                                                   2,848           1,999
     Deferred income taxes                                                               3,704           3,703
                                                                                    ----------      ----------
             Total current assets                                                      244,084         257,610

PROPERTY, PLANT AND EQUIPMENT, NET                                                      53,330          50,454

INTANGIBLES, NET                                                                        56,276          48,865

OTHER ASSETS                                                                             4,392           4,804
                                                                                    ----------      ----------

             TOTAL                                                                  $  358,082      $  361,733
                                                                                    ==========      ==========

                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                               $   67,689      $   80,950
     Accrued expenses                                                                   17,285          24,052
     Current maturities of debt                                                          2,699           2,346
                                                                                    ----------      ----------
             Total current liabilities                                                  87,673         107,348

LONG-TERM DEBT,  LESS CURRENT MATURITIES                                               150,679         135,051

DEFERRED INCOME TAXES                                                                    4,388           4,369
                                                                                    ----------      ----------
             Total liabilities                                                         242,740         246,768

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares; 9,842,000 shares issued January 31, 1999, and
     9,834,000 shares issued at October 31, 1998                                        64,449          64,329
     Retained earnings                                                                  65,713          65,756
     Treasury stock, at cost, 1,190,000 shares                                         (13,633)        (13,633)
     Accumulated other comprehensive income (loss), net of tax                          (1,187)         (1,487)
                                                                                    ----------      ----------
             Total stockholders' equity                                                115,342         114,965
                                                                                    ----------      ----------
             TOTAL                                                                  $  358,082      $  361,733
                                                                                    ==========      ==========

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended
                                             --------------------------

                                             January 31,     January 31,
                                                1999            1998
                                             ----------      ----------
REVENUE                                      $  223,417      $  167,090

COST OF SALES                                   178,677         133,172
                                             ----------      ----------

          GROSS PROFIT                           44,740          33,918

OPERATING EXPENSES                               42,167          31,324
                                             ----------      ----------
INCOME FROM OPERATIONS                            2,573           2,594

INTEREST EXPENSE                                  2,582           1,656
                                             ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                    (9)            938

PROVISION FOR INCOME TAXES                           34             298
                                             ----------      ----------

NET INCOME  (LOSS)                           $      (43)     $      640
                                             ==========      ==========

NET INCOME PER SHARE:

          BASIC                              $      .00      $      .07
                                             ==========      ==========

          DILUTED                            $      .00      $      .07
                                             ==========      ==========

WEIGHTED AVERAGE SHARES
   OUTSTANDING:

          BASIC                                   8,646           9,321
                                             ==========      ==========

          DILUTED                                 8,646           9,579
                                             ==========      ==========

            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                   COMMON STOCK          RETAINED      TREASURY   COMPREHENSIVE
                                                SHARES       VALUE       EARNINGS       STOCK      INCOME (LOSS)    TOTAL
                                              ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AS OF NOVEMBER 1, 1998                     9,834   $   64,329   $   65,756    $  (13,633)   $   (1,487)   $  114,965

Exercise of stock options,
    including tax benefits of $1,000                   1            5           --            --            --             5
Stock issued from employee stock
    purchase plan                                      7           70           --            --            --            70
Management and director stock plan
    compensation expense                              --           45           --            --            --            45
Net income (loss)                                     --           --          (43)           --            --           (43)
Other comprehensive income (loss),
    net of  tax:
    Foreign currency translation adjustment           --           --           --            --           300           300
                                              ----------   ----------   ----------    ----------    ----------    ----------

BALANCE AS OF JANUARY 31, 1999                     9,842   $   64,449   $   65,713    $  (13,633)   $   (1,187)   $  115,342
                                              ==========   ==========   ==========    ==========    ==========    ==========


            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Three months ended

                                                                            January 31,   January  31,
                                                                               1999          1998
                                                                            ----------    ----------
OPERATING ACTIVITIES:
Net income (loss)                                                           $      (43)   $      640
Adjustments to reconcile net income (loss) to cash
     Provided by operating activities:
     Depreciation and amortization                                               2,884         2,202
     Loss on sale of  property, plant and equipment                                 17             7
     Deferred income taxes                                                          18            --
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                   32,530        27,873
          Notes receivable held for resale                                          --         5,513
          Inventories                                                          (10,399)      (13,226)
          Prepaid and deferred expenses                                           (558)            5
          Accounts payable and accrued expenses                                (23,262)      (30,961)
          Warehouse line of credit                                                  --        (6,322)
          Other assets/liabilities                                              (2,034)          (46)
                                                                            ----------    ----------
                Net cash used in operating activities                             (847)      (14,315)
INVESTING ACTIVITIES:
     Payment for acquisitions                                                  (10,479)           --
     Purchases of property, plant and equipment, net                            (4,132)       (1,997)
     Investment in affiliate                                                       116          (134)
     Other                                                                           3             2
                                                                            ----------    ----------
                  Net cash used in investing activities                        (14,492)       (2,129)
FINANCING ACTIVITIES:
     Net borrowings under long-term debt                                        15,500        17,576
     Repayments of seller financing of acquired business                        (1,473)         (132)
     Proceeds from employee stock purchase plan                                     70            62
     Exercise of stock options                                                      50           261
     Other                                                                         (56)          (91)
                                                                            ----------    ----------
                  Net cash provided by financing activities                     14,091        17,676

NET INCREASE (DECREASE) CASH AND CASH
     EQUIVALENTS                                                                (1,248)        1,232

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                         3,706           899
                                                                            ----------    ----------
     END OF PERIOD                                                          $    2,458    $    2,131
                                                                            ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                              $      172    $      425
                                                                            ==========    ==========
        Cash paid for income taxes                                          $    3,995    $      221
                                                                            ==========    ==========



            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 1999



NOTE 1.  INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1998 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended January 31, 1999 and 1998, the Company's financial position at January 31, 1999 and October 31, 1998, and the cash flows for the three month periods ended January 31, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

The operating results for the first quarter and for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the financial statements. During the three month periods ended January 31, 1999 and 1998 the Company's total comprehensive earnings were as follows:

                                                             1999        1998
                                                           --------    --------
         Net income (loss)                                 $    (43)   $    640
         Other comprehensive income (loss), net of tax:
              Foreign currency translation adjustments          300        (241)
                                                           --------    --------
         Comprehensive income                              $    257    $    399
                                                           ========    ========

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. The Company has adopted these standards to commence in the annual report for fiscal year 1999. The Company does not expect the adoption of these standards to have any impact on the Company's financial position or results of operations.

NOTE 3. LONG-TERM DEBT


Long-term debt consists of the following at January 31, 1999:

                                                                                                         (In thousands)
Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79% $15,000 due
              April 15, 2002 bearing interest at 6.79%
                  with scheduled payments of $5.0 million
                    on April 15, 2000 and April 15, 2001
              $10,000 due April 15, 2003 bearing interest at 7.21% $15,000 due
              April 15, 2006 bearing interest at 7.61% $3,000 due April 7, 2004 bearing interest at 6.71% $63,000 due April 7, 2010 bearing interest at 6.90%
                  with payments of $12.6 million beginning April 7, 2006
              $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
              $7,000 due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest  rate of 6.93%                              $129,326

NationsBank of Texas, N.A. (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50% to 1.0%, or at a base rate
            (defined in the agreement as prime) at January 31, 1999, the interest rate was 7.03%               18,000

Seller financing of acquired businesses:
         Various terms, interest at 7%, collateralized by certain land and buildings                              326

Other, including capital leases                                                                                 5,726
                                                                                                             --------
                                                                                                              153,378
Less current maturities                                                                                        (2,699)
                                                                                                             --------
         Long-term debt                                                                                      $150,679
                                                                                                             ========

The seller notes payable are subordinated to the obligations under the NationsBank agreement.


At January 31, 1999, the Company had $2,317,000 of letters of credit issued under the NationsBank revolving credit facility.


NOTE 4. ACQUISITIONS

On November 2, 1998, the Company acquired all of the outstanding common stock of Ibex Industries, Inc. d.b.a. Washington Roofing Co. for $11.5 million in cash subject to final purchase price adjustments. Ibex is a distributor of building products in the Maryland, Virginia and Washington D.C. areas.

NOTE 5. SUBSEQUENT EVENTS

On February 1, 1999, the Company acquired certain assets and assumed certain liabilities of Performance Materials Supply Incorporated, a Kansas City, Kansas distributor of building products. The purchase price, subject to post closing adjustments, was approximately $1.5 million.

On February 12, 1999, the Company increased its ownership from 33% to 53.5% of the issued and outstanding stock of Field Marketing, Inc. for approximately $2.2 million.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from the Company's Consolidated Condensed Statements of Income as percentages of revenue.

                                              Three Months Ended
                                  -----------------------------------------


                                  January 31, 1999         January 31, 1998
                                  ----------------         ----------------
         Revenue                             100.0%                   100.0%
         Cost of Sales                        80.0                     79.8
                                            ------                   ------

         Gross Profit                         20.0                     20.2
         Operating Expenses                   18.9                     18.6
                                            ------                   ------

         Income from Operations                1.1                      1.6
         Interest Expense                      1.1                      1.0
                                            ------                   ------

         Income Before Income Taxes            0.0                      0.6
         Provision for Income Taxes            0.0                      0.2
                                            ------                   ------
         Net Income                            0.0%                     0.4%
                                            ======                   ======

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

FIRST QUARTER ENDED JANUARY 31, 1999 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1998

Revenue increased 33.7% from $167.1 million in the three months ended January 31, 1998 to $223.4 million in the three months ended January 31, 1999, an increase of $56.3 million. Revenue growth in the quarter was principally due to additional sales from acquisitions completed after January 31, 1998 and same branch sales growth of 10.9%.

Gross profit for the quarter increased 31.9% or $10.8 million on higher sales levels. As a percentage of net sales, gross margin decreased from 20.2% in the first quarter of fiscal 1998 to 20.0% in the recent period due principally to a higher cost sales mix from newly acquired locations.

Operating expenses increased 34.6% from $31.3 million in the 1998 period to $42.2 million in the 1999 period. Operating expenses as a percentage of net sales increased to 18.9% for the quarter from 18.6% in 1998 on a $56.3 million increase in net sales. This increase is partly attributable to amortization of intangibles associated with prior year acquisitions, increased depreciation and project expenses from the new computer system being implemented in the Cameron division, and costs associated with the withdrawal of the 1998 stock offering. Excluding the impact of the stock offering costs and computer project expenses, operating expenses would have remained unchanged at 18.6% of sales as compared to the same quarter in 1998.

Income from operations was $2.6 million in the 1999 period, unchanged from the 1998 period, and decreased as a percentage of net sales from 1.6% to 1.1% due to the changes in gross profit and operating expenses referenced above. Excluding the impact of the stock offering costs and computer project expenses, income from operations for the period would have been $3.1 million, or 1.4% of net sales, an increase of 19.3% over the prior year period.

Interest expense increased 55.9% from $1.7 million in the 1998 period to $2.6 million in the current period due to additional debt of approximately $50 million incurred for acquisitions during the latter part of 1998.

As a result of the above factors income before income taxes decreased from $0.9 million in the 1998 period to a loss of $9,000 in the 1999 period. Net income decreased from $0.6 million in the 1998 period to a net loss of $43,000 in the 1999 period. Diluted earnings per share decreased from $0.07 in the 1998 period to breakeven in the 1999 period. Weighted average diluted shares outstanding decreased 933,000 shares from 9,579,000 in 1998 to 8,646,000 in 1999 due to the Company's repurchases in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $150.7 million of long-term debt, less current maturities, outstanding as of January 31, 1999, consisting of the facilities described in the 1998 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $0.8 million for the three months ended January 31, 1999 compared to net cash used in operations of $14.3 million for three months ended January 31, 1998. The decrease in cash used in operating activities was due to: a decrease in payments of accounts payable due primarily to timing; discontinued funding of consumer loans made under the warehouse line of credit; reduced working capital needs.

Capital expenditures were $4.1 million up from $2.0 million for the three months ended January 31, 1999 and 1998, respectively. The Company has budgeted $13.0 million for capital expenditures in fiscal 1999 relating to its currents operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information systems. Management estimates the new system will have a total cost of approximately $16 million of which $12.7 million is capital. Of the total cost, approximately $12 million had been incurred as of January 31, 1999, and the remainder will be incurred by the end of fiscal 1999 when management expects the system to be fully operational. The Company's fiscal 1999 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

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

         State of Readiness. Management of the Company is actively engaged in the process of evaluating the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. In addition, the Company is attempting to verify the readiness for Year 2000 of third party systems with whom the Company has a material relationship, such as its largest vendors and suppliers. The first phase, evaluating the Company's internal systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the third quarter of 1998 and is expected to be substantially complete by June 1999.

         Non-IT Systems. Management believes that the failure of any internal non-IT system to become timely compliant for Year 2000 would not have a material effect on the business, operations or financial condition of the Company as a whole. Nevertheless, the Company will continue to take steps to modify or replace all non-IT systems which are not Year 2000 compliant during the 1999 calendar year. The anticipated expenses for such conversions are not expected to be material.

         Major IT Systems. The Company has determined that its major internal IT systems, including the primary DMSI system used in its Cameron division, and certain other systems running independently at a number of recently acquired operations, would require modification or replacement to become Year 2000 compliant. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division, which is scheduled to be completed by the end of 1999 and will replace all existing major systems with a Year 2000 compliant system.

The Company's business process re-engineering project is aimed at improving and standardizing Company processes, using a "best practices" approach to reduce operating costs. This project incorporates an IT system using J. D. Edwards software and IBM hardware to be implemented in the Cameron division, representing approximately 82.4% of the Company's total revenues in fiscal 1998. The new IT system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management. J.D. Edwards has represented the new software to be fully Year 2000 compliant. The Company will test for such compliance prior to final implementation.

Development of the new enterprise system is virtually complete, and the Cameron division began the roll-out of the system implementation to its branches in November 1998. As of March 1, 1999, all of the Company's Canadian operations were operating on the new system. The Company will continue the system rollout to its Cameron division U.S. operations in the second and third fiscal quarters. The Company has devoted and redirected substantial resources to the system installation and training process.

The Cameron division has also begun the process of bringing the DMSI system into Year 2000 compliance as a contingency plan. This process will be completed by June 1999.

In the Ashley division, the Company operates a Data General Aviion system, which has been determined to be Year 2000 compliant and has been tested on a preliminary basis. The Company will test this system again for Year 2000 compliance in 1999.

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

         Costs to Address Year 2000 Issues. As of January 31, 1999, the costs to date of the system re-engineering project in the Cameron division are approximately $12 million. The Company currently expects that the final projects costs to be approximately $16 million. The Company's results of operation reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

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

The costs of Year 2000 compliance verification and testing in the Company are expected to be minimal. In addition, as stated above, management believes that the costs for making other IT systems and non-IT systems Year 2000 compliant are not material.

         Risks to the Company for Year 2000 Issues. The most reasonable worst case scenario to the Company associated with its Year 2000 compliance efforts would be the failure of the re-engineering project in the Cameron division to be completed on schedule in 1999. This would require the Company to take immediate steps to implement its contingency plans described below. It is not feasible at this time to predict the impact, if any, on the Company's financial condition or results of operations as a result of this scenario. However, management believes that the implementation of its contingency plan could be achieved with minimum disruption to the business and operations of the Company.

         Contingency Plans. It would be an unlikely event that the Cameron division's new IT system will not be fully operational in 1999; however, to ensure Year 2000 readiness, the Company has begun to take the steps necessary to upgrade its current system. The implementation of this contingency plan is taking place in stages and is scheduled for completion in June 1999. Management believes that the costs associated with the DMSI upgrade are not material and that the upgrade will be completed by the required deadline.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Bradco Supply Corporation v. Cameron Ashley Building Products, Inc., first reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The Company's motion to dismiss was not heard by the Federal District Court during the fiscal quarter ended January 31, 1999. There were no other material developments in the quarter.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the quarter ended January 31, 1999.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                          (Registrant)

Date:    March 15, 1999                   /s/ J. Andrew Kerner
                                          -------------------------------------
                                          J. Andrew Kerner
                                          Executive Vice President/
                                           Chief Financial Officer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX



Exhibit
Number                  Descriptions
-------                 ------------

11                Computation of Earnings per Share

27                Financial Data Schedule