Form 10-Q
period 1999-04-30
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-06-14
CIK 918858

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------

(MARK ONE)


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999


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

Yes     X       No
   -----------    -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Outstanding at May 26, 1999:   8,662,242



================================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                   PAGE NO.
         ---------------------                                                                   --------
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of April 30, 1999 and
                  October 31, 1998                                                                      3

                  Consolidated Statements of Income for the three months and six months
                  ended April 30, 1999 and 1998                                                         4

                  Consolidated Statement of Stockholders' Equity for the
                  six months ended April 30, 1999                                                       5

                  Consolidated Statements of Cash Flows for the six months
                  ended April 30, 1999 and 1998                                                         6

                  Notes to Consolidated Financial Statements                                          7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          9-13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                           13


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                    14

         Item 4.  Submission of Matters to a Vote of Security Holders                                  14

         Item 6.  Exhibits and Reports on Form 8-K                                                     14

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                           April 30,      October 31,
                                                                              1999           1998
                                                                           ---------      -----------
                                                                           (Unaudited)
                                       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $   4,363      $   3,706
     Accounts receivable, net                                                157,951        148,392
     Inventories                                                             128,750         99,810
     Prepaid expenses and other assets                                         2,983          1,999
     Deferred income taxes                                                     3,705          3,703
                                                                           ---------      ---------
             Total current assets                                            297,752        257,610

PROPERTY, PLANT AND EQUIPMENT, NET                                            56,246         50,454

INTANGIBLES, NET                                                              64,020         48,865

OTHER ASSETS                                                                   1,710          4,804
                                                                           ---------      ---------

             TOTAL                                                         $ 419,728      $ 361,733
                                                                           =========      =========

                         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $  99,806      $  80,950
     Accrued expenses                                                         18,340         24,052
     Line of credit                                                            4,743              0
     Current maturities of debt                                                3,945          2,346
                                                                           ---------      ---------
             Total current liabilities                                       126,834        107,348

LONG-TERM DEBT,  LESS CURRENT MATURITIES                                     168,480        135,051

MINORITY INTEREST                                                                184              0

DEFERRED INCOME TAXES                                                          4,425          4,369
                                                                           ---------      ---------
             Total liabilities                                               299,923        246,768

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares;
             9,852,000 shares issued April 30, 1999, and
             9,834,000 shares issued at October 31, 1998                      64,566         64,329
     Retained earnings                                                        69,190         65,756
     Treasury stock, at cost, 1,190,000 shares                               (13,633)       (13,633)
     Accumulated other comprehensive income (loss), net of tax                  (318)        (1,487)
                                                                           ---------      ---------
             Total stockholders' equity                                      119,805        114,965
                                                                           ---------      ---------
             TOTAL                                                         $ 419,728      $ 361,733
                                                                           =========      =========

                See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.,
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                          Three Months Ended         Six Months Ended
                                         ----------------------    ----------------------
                                         April 30,    April 30,    April 30,    April 30,
                                           1999         1998         1999         1998
                                         --------     --------     --------     --------
REVENUE                                  $268,717     $196,896     $492,133     $363,986

COST OF SALES                             214,734      157,349      393,412      290,521
                                         --------     --------     --------     --------

    GROSS PROFIT                           53,983       39,547       98,721       73,465

OPERATING EXPENSES                         44,662       32,217       86,486       63,541

RE-ENGINEERING & SYSTEM CONVERSION            724          923        1,063          923
                                         --------     --------     --------     --------

INCOME FROM OPERATIONS                      8,597        6,407       11,172        9,001

INTEREST EXPENSE                            2,810        1,765        5,394        3,421
                                         --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                  5,787        4,642        5,778        5,580

PROVISION FOR INCOME TAXES                  2,310        1,894        2,344        2,192
                                         --------     --------     --------     --------

NET INCOME                               $  3,477     $  2,748     $  3,434     $  3,388
                                         ========     ========     ========     ========

NET INCOME PER SHARE:

       BASIC                             $    .40     $    .29     $    .40     $   0.36
                                         ========     ========     ========     ========

       DILUTED                           $    .40     $    .29     $    .39     $   0.35
                                         ========     ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

       BASIC                                8,654        9,350        8,650        9,336
                                         ========     ========     ========     ========

       DILUTED                              8,801        9,637        8,802        9,608
                                         ========     ========     ========     ========


                See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                                  ACCUMULATED
                                                   COMMON STOCK                                      OTHER
                                               ---------------------     RETAINED     TREASURY   COMPREHENSIVE
                                                SHARES       VALUE       EARNINGS       STOCK     INCOME (LOSS)    TOTAL
                                               --------     --------     --------     --------   --------------   --------
BALANCE AS OF NOVEMBER 1, 1998                    9,834     $ 64,329     $ 65,756     $(13,633)     $ (1,487)     $114,965

Proceeds from exercise of stock options,              1            5           --           --            --             5
    including tax benefits of $1,000
Proceeds from employee stock purchase plan           17          137           --           --            --           137
Management and director stock plan
    compensation expense                             --           95           --           --            --            95
Net income                                           --           --        3,434           --            --         3,434
Foreign currency translation adjustment              --           --           --           --         1,169         1,169
                                               --------     --------     --------     --------      --------      --------

BALANCE AS OF APRIL 30, 1999                      9,852     $ 64,566     $ 69,190     $(13,633)     $   (318)     $119,805
                                               ========     ========     ========     ========      ========      ========

                 See notes to consolidated financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six months ended
                                                                           -----------------------
                                                                           April 30,     April 30,
                                                                             1999          1998
                                                                           ---------     ---------
OPERATING ACTIVITIES:
Net income (loss)                                                          $   3,434     $   3,388
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation and amortization                                             5,891         4,393
     Loss on sale of property, plant and equipment                                (2)           (2)
     Deferred income taxes                                                        55        (1,387)
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                  1,170         3,569
          Notes receivable held for resale                                       (15)        6,180
          Inventories                                                        (24,049)      (19,796)
          Prepaid expenses                                                      (628)         (336)
          Accounts payable and accrued expenses                                5,339        (6,267)
          Line of credit                                                         700        (7,381)
          Other assets/liabilities                                             1,525           (51)
                                                                           ---------     ---------
                Net cash used in operating activities                         (6,580)      (17,690)
INVESTING ACTIVITIES:
     Payment for acquisitions                                                (12,597)         (660)
     Purchases of property, plant and equipment, net                          (7,736)       (3,995)
     Investment in affiliate                                                  (2,223)         (193)
     Other                                                                         7            (3)
                                                                           ---------     ---------
                  Net cash used in investing activities                      (22,549)       (4,851)
FINANCING ACTIVITIES:
     Net borrowings under long-term debt                                      31,290        53,291
     Repayments of seller financing of acquired business                      (1,525)       (1,252)
     Proceeds from employee stock purchase plan                                  137           108
     Exercise of stock options                                                     5           589
     Other                                                                      (121)         (180)
                                                                           ---------     ---------
                  Net cash provided by financing activities                   29,786        52,556

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                 657        30,015

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                       3,706           899
                                                                           ---------     ---------
     END OF PERIOD                                                         $   4,363     $  30,914
                                                                           =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                             $   5,394      $  2,932
                                                                           =========     =========
        Cash paid for income taxes                                         $   6,237      $  2,475
                                                                           =========     =========

                See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999



1.       INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1998 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three months and six month periods ended April 30, 1999 and 1998, the Company's financial position at April 30, 1999 and October 31, 1998, and the cash flows for the six month periods ended April 30, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

The operating results for the second quarter and for the six month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


2.       NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the financial statements. During the six month periods ended April 30, 1999 and 1998 the Company's total comprehensive earnings were as follows:

                                                                      1999        1998
                                                                     -------     -------
                 Net income (loss)                                   $ 3,434     $ 3,388
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                          1,169         (62)
                                                                     -------     -------
Comprehensive income                                                 $ 4,603     $ 3,326


In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. The Company will adopt these standards commencing with the annual report for fiscal year 1999. The Company does not expect the adoption of these standards to have any impact on the Company's financial position or results of operations.

3.       LONG-TERM DEBT


Long-term debt consists of the following at April 30, 1999:

                                                                                              (In thousands)
Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79%
              $15,000 due April 15, 2002 bearing interest at 6.79%
                  with scheduled payments of $5.0 million
                  on April 15, 2000 and April 15, 2001
              $10,000 due April 15, 2003 bearing interest at 7.21%
              $15,000 due April 15, 2006 bearing interest at 7.61%
              $3,000 due April 7, 2004 bearing interest at 6.71%
              $63,000 due April 7, 2010 bearing interest at 6.90%
                  with payments of $12.6 million beginning April 7, 2006
              $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
              $7,000 due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest  rate of 6.93%                  $129,347

Bank of America (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50%
            to 2.0%, or at a base rate (defined in the agreement as prime). At
            April 30, 1999, the interest rate was 6.71%                                            34,700

Seller financing of acquired businesses:
         Various terms, interest at 7%, collateralized by certain land and buildings                  283

Other, including capital leases                                                                     8,095
                                                                                                 --------
                                                                                                  172,425
Less current maturities                                                                            (3,945)
                                                                                                 --------
         Long-term debt                                                                          $168,480
                                                                                                 ========

The seller notes payable are subordinated to the obligations under the Bank of America agreement.


At April 30, 1999, the Company had $1,273,500 of letters of credit issued under the Bank of America revolving credit facility.

NOTE 4.  ACQUISITIONS

On February 1, 1999, the Company acquired certain assets and assumed certain liabilities of Performance Materials Supply Incorporated, a Kansas City, Kansas distributor of building products. The purchase price, subject to post closing adjustments, was approximately $1.5 million.

On February 12, 1999, the Company increased its ownership from 33% to 53.5% of the issued and outstanding stock of Field Marketing, Inc. for approximately $2.2 million. In May, 1999, the Company increased its ownership of Field Marketing, Inc. from 53.5% to 55.23% for approximately $0.5 million.

In June, 1999, the Company acquired certain assets and assumed certain liabilities of Fox Valley Building Materials, Inc., an Elgin, Illinois distributor of building products. The purchase price, subject to post closing adjustments was approximately $3.6 million.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Statements of Income as percentages of revenue:

                                              Three Months Ended                             Six Months Ended
                                       ----------------------------------           ----------------------------------
                                       April 30, 1999      April 30, 1998           April 30, 1999      April 30, 1998
                                       --------------      --------------           --------------      --------------
Revenue                                         100.0%              100.0%                   100.0%              100.0%
Cost of Sales                                    79.9                79.9                     79.9                79.8
                                       --------------      --------------           --------------      --------------
Gross Profit                                     20.1                20.1                     20.1                20.2
Operating Expenses                               16.6                16.4                     17.6                17.5
Re-engineering and
   System Conversion Costs                        0.3                 0.5                      0.2                 0.3
                                       --------------      --------------           --------------      --------------
Income from Operations                            3.2                 3.2                      2.3                 2.4
Interest Expense                                  1.0                 0.9                      1.1                 0.9
                                       --------------      --------------           --------------      --------------
Income Before Income Taxes                        2.2                 2.3                      1.2                 1.5
Provision for Income Taxes                        0.9                 0.9                      0.5                 0.6
                                       --------------      --------------           --------------      --------------
Net Income                                        1.3%                1.4%                     0.7%                0.9%
                                       ==============      ==============           ==============      ==============


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

SECOND QUARTER ENDED APRIL 30, 1999 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1998

Revenue increased 36.5% from $196.9 million in the three months ended April 30, 1998 to $268.7 million in the three months ended April 30, 1999, an increase of $71.8 million. Revenue growth in the quarter was principally due to additional sales from acquisitions completed after April 30, 1998 and same branch sales growth of 7.7%.

Gross profit for the second quarter increased 36.5% or $14.4 million on higher sales levels. As a percentage of net sales, gross margin remained at 20.1% as compared to the same quarter 1998.

Operating expenses increased 38.6% from $32.2 million in the 1998 period to $44.7 million in the 1999 period. Operating expenses as a percentage of net sales increased to 16.6% for the quarter from 16.4% in 1998 on a $71.8 million increase in net sales. This increase is partly attributable to amortization of intangibles associated with previous year's acquisitions. Operating expenses incurred for re-engineering and system conversion costs totaled $0.7 million for the quarter, compared to $0.9 million for the period a year ago. These expenses were 0.3% of revenue for the period ended April 30, 1999, compared with 0.5% for the same period of 1998.

Total operating expenses, including those associated with re-engineering and system conversion, were $45.4 million in the quarter ended April 30, 1999, compared with $33.1 million in the prior year quarter.

Income from operations increased 34.2% from $6.4 million in the 1998 period to $8.6 million in the 1999 period, due to increased revenue and changes in operating expenses referenced above. Re-engineering and system conversion costs effectively reduced income from operations by 7.8% for the quarter and 12.6% for the period a year ago. As a percent of net sales, income from operations remained at 3.2% as compared with the same period 1998.

Interest expense increased 59.2% from $1.8 million in the 1998 period to $2.8 million in the current period due to additional debt of approximately $50 million incurred for acquisitions during the latter part of 1998 and higher inventory levels to support seasonal needs over a larger branch base.

As a result of the above factors, income before income taxes increased 24.7% from $4.6 million in the 1998 period to $5.8 million in the 1999 period. Net income increased from $2.7 million in the 1998 period to $3.5 million in the 1999 period. Diluted earnings per share increased from $0.29 in the 1998 period to $0.40 in the 1999 period on 8.7% fewer shares outstanding.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

Revenue increased 35.2% from $364.0 million in the six months ended April 30, 1998, to $492.1 million in the six months ended April 30, 1999, an increase of $128.1 million. Revenue growth for the six month period was primarily due to additional sales from acquisitions, combined with same-branch sales growth of 6.3% for the six months ended April 30, 1999 compared to 1.5% in the 1998 period.

Gross profit for the six month period increased $25.3 million or 34.4%, and as a percentage of revenue decreased from 20.2% in the 1998 period to 20.1% in the 1999 period.

Operating expenses increased 36.1% from $63.5 million in the 1998 period to $86.5 million in the 1999 period, and increased as a percentage of revenue from 17.5% to 17.6%. Operating expenses include both branch operations expenses as well as corporate overhead costs.

Operating expenses of $1.1 million from re-engineering and system conversion costs were incurred in the six months ended April 30, 1999 compared to $0.9 million a year ago. These expenses were 0.2% of revenue for the six months ended April 30, 1999 and 0.3% for the same period 1998, and effectively reduced income from operations by 8.7% and 9.3% for 1999 and 1998 respectfully.

Total operating expenses, including costs associated with re-engineering and system conversion, were $87.5 million in the six months ended April 30, 1999, compared with $64.5 million in the 1998 period. $19.6 million of the increase is due to new branch operating expenses.

Income from operations increased 24.1% from $9.0 million in the 1998 period to $11.2 million in the 1999 period and decreased as a percentage of revenue from 2.4% to 2.3%.

Interest expense increased 57.7% from $3.4 million in the six months ended April 30, 1998 to $5.4 million in the six months ended April 30, 1999, due to acquisitions in the latter part of 1998, and higher levels of inventory to support a broader branch base.


As a result of the above factors, income before income taxes increased 3.5% from $5.6 million in the 1998 period to $5.8 million in the 1999 period. Net income remained at $3.4 million, increasing slightly by 1.4% in the 1999 period, and net income as a percentage of revenue decreased from 0.9% in the 1998 period to 0.7% in the 1999 period. Diluted EPS increased from $0.35 per share in the 1998 period to $0.39 per share in the 1999 period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $168.5 million of long-term debt, less current maturities, outstanding as of April 30, 1999, consisting of the facilities described in the 1998 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $6.6 million for the six months ended April 30, 1999 compared to net cash used in operations of $17.7 million for six months ended April 30, 1998. The improvement in cash used in operating activities was due to a decrease in payments of accounts payable due primarily to timing, and discontinued funding of consumer loans made under the line of credit.

Capital expenditures were $7.6 million up from $4.0 million for the six months ended April 30, 1999 and 1998, respectively. The Company has budgeted $13.0 million for capital expenditures in fiscal 1999 relating to its currents operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information systems. Management estimates the new system will have a total cost of $20 - $23 million of which approximately $17.0 million is of a capital nature. Of the total cost, approximately $15 million had been incurred as of April 30, 1999, and the remainder will be incurred by the middle of fiscal Year 2000 when management expects the system to be fully implemented across the Cameron division. The Company's fiscal 1999 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

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

         State of Readiness. Management of the Company has substantially completed evaluation of the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. In addition, the Company has almost completed verification of the readiness for Year 2000 of third party systems with whom the Company has a material relationship, such as its largest vendors and suppliers. On the basis of such evaluation, the Company has developed a comprehensive Year 2000 readiness project plan.

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

         Major IT Systems. The Company's current primary internal IT system is supplied and supported by DMSI. DMSI completed a multi-year compliance project and released its Year 2000 compliant Version 8.1 in October 1998 and has delivered this release to the Company as part of its annual support agreement. Upon loading 8.1, the Company, through internal testing procedures, will confirm Year 2000 compliance. While the upgrade to Version 8.1 has been completed by the Company, internal testing is ongoing. This testing is scheduled to be substantially completed by August 1999.

Certain other systems, running independently at a number of recently acquired operations, would require revision, modification, or replacement to become Year 2000 compliant. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division, which is scheduled to be near completion by the end of 1999 and will replace all existing major systems including those in recently acquired operations.

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

Development of the new enterprise system is virtually complete, and the Cameron division began the roll-out of the system implementation to its branches in November 1998. As of March 1, 1999, all of the Company's Canadian operations were operating on the new system. The Company will continue the system rollout to its Cameron division U.S. operations throughout the remainder of 1999 and into 2000.

The Cameron division has also completed the process of loading the DMSI Year 2000 compliant Version 8.1. This system will be available as a bridge for the Company's locations which will not be converted by January 1, 2000 and as a contingency plan for the entire Cameron division.

In the Ashley division, the Company operates a Data General Aviion system, which has been determined to be Year 2000 compliant and has been successfully tested on a preliminary basis. The Company will test this system again for Year 2000 compliance by the end of 1999.

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

         Third Party Systems. The Company has completed a review of the issues related to Year 2000 compliance by its largest suppliers and vendors. Due to the nature of the Company's business, management believes that the loss of any single supplier or vendor as a result of Year 2000 system problems would not materially impact the Company's business, operations or financial condition.

         Costs to Address Year 2000 Issues. It is important to note that, although Year 2000 compliance is a necessary byproduct of the system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance within the system conversion project budget.

As of April 30, 1999, the costs to date of the system re-engineering project in the Cameron division are approximately $15 million. The Company currently expects that the final project cost to be $20 - $23 million. The Company's results of operation reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

The costs of Year 2000 compliance verification and testing in the Company are expected to be minimal. In addition, as stated above, management believes that the costs for making other IT systems and non-IT systems Year 2000 compliant are not material.

         Risks to the Company for Year 2000 Issues. The worst case scenario to the Company associated with its Year 2000 compliance efforts would be the failure of the new enterprise system in the Cameron division to be Year 2000 compliant. This would require any operating branches not yet converted to the new enterprise system to rely on the Company's current DMSI system and may require already converted branches to revert back to the old system. Should the Company's enterprise system experience a Year 2000 failure for an significant period of time prior to implementation of its contingency plan, it would have an impact on the Company's ability to efficiently process, bill, account for and report its sales. In addition, in such a worst case scenario, manual processes would be required to temporarily replace automated processes and could moderately disrupt the Company's ability to take and fulfill product orders.

         Contingency Plans. In the event that the Cameron division's new IT system will not be fully operational in all locations in 1999, the Company has as it is anticipated completed the installation of the Year 2000 compliant version of its current DMSI system. Management believes that this has achieved Year 2000 compliance in the Company's current IT system. There were minimal costs associated with the DMSI upgrade.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Bradco Supply Corporation v. Cameron Ashley Building Products, Inc., first reported in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997. The Company's motion to dismiss was denied by the Federal District Court in March 1999. There were no other material developments in the quarter ended April 30, 1999. The Company filed a motion for summary judgment in May 1999, which has not yet been ruled upon.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)-(b) At the Company's Annual Meeting of Shareholders on March 3, 1999, the following were elected for a term of three years:

              Class II
              --------
              Harry K. Hornish
              Walter J. Muratori
              Alan K. Swift

         The following directors continued their terms of office as directors of the Company after the Annual Meeting:

              Class I                        Class III
              -------                        ---------
              Ronald R. Ross                 J. Veronica Biggins
              Edwin A. Wahlen, Jr.           Richard L. Cravey
              Donald S. Huml                 Allen J. Keesler

         (c) The following matters were voted upon at the Annual Meeting:

                                                                  For          Against     Votes Withheld
                                                                  ---          -------     --------------
                  1.  Directors

                      Harry K. Hornish                            7,677,622          0             27,431
                      Walter J. Muratori                          7,677,622          0             27,431
                      Alan K. Swift                               7,677,622          0             27,431

                  2.  Ratification of Deloitte & Touche, L.L.P.   7,702,330      1,679              1,044
                      as independent certified public
                      accountants for fiscal year ended
                      10/31/99

ITEM 6.           EXHIBITS AND REPORTS ON FORM  8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                  (Registrant)




Date:    June 11, 1999             /s/ GAROLD E. SWAN
                                  --------------------------------------------
                                  Garold E. Swan
                                  Executive Vice President/Chief Financial
                                  Officer/Treasurer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX



EXHIBITS
--------
10.18.6       Third Restated Credit Agreement dated March 31, 1999 among the
              Company, CABP Canada, Inc., Bank of America (formerly NationsBank
              N.A.) as Agent and Issuing Bank, ABN AMRO Bank, N.V., as Co-Agent,
              Canadian Imperial Bank of Commerce as Canadian Agent and Canadian
              Issuing Bank, and other lenders.

10.29         Employment  Agreement  dated April 12, 1999 between Wm. Cameron &
              Co. d/b/a Cameron  Ashley  Building Products and Garold E. Swan

11            Computation of Earnings per Share

27            Financial Data Schedule