Form 10-Q
period 1999-07-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-09-14
CIK 918858

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                    FORM 10-Q
                           --------------------------

(MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Outstanding at September 1, 1999:   8,680,307

================================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 1999


PART I.  FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                         --------
         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Balance Sheets as of July 31, 1999 and
                  October 31, 1998                                                                           3

                  Consolidated Statements of Income for the three months and nine months
                  ended July 31, 1999 and 1998                                                               4

                  Consolidated Statement of Stockholders' Equity for the
                  nine months ended July 31, 1999                                                            5

                  Consolidated Statements of Cash Flows for the nine months
                  ended July 31, 1999 and 1998                                                               6

                  Notes to Consolidated Financial Statements                                               7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         15
         Item 5.  Other Information                                                                         15
         Item 6.  Exhibits and Reports on Form 8-K                                                          15

PART 1.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     July 31,       October 31,
                                                                                        1999          1998
                                                                                     ---------      ---------
                                                                                   (Unaudited)
                                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                       $   3,566      $   3,706
     Accounts receivable, net                                                          167,313        148,392
     Inventories                                                                       135,125         99,810
     Prepaid expenses and other assets                                                   2,844          1,999
     Deferred income taxes                                                               4,010          3,703
                                                                                     ---------      ---------
             Total current assets                                                      312,858        257,610

PROPERTY, PLANT AND EQUIPMENT, NET                                                      58,795         50,454

INTANGIBLES, NET                                                                        64,821         48,865

OTHER ASSETS                                                                             1,662          4,804
                                                                                     ---------      ---------

             TOTAL                                                                   $ 438,136      $ 361,733
                                                                                     =========      =========

                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                $ 108,764      $  80,950
     Accrued expenses                                                                   21,913         24,052
      Line of credit                                                                     3,188              0
     Current maturities of debt                                                          4,348          2,346
                                                                                     ---------      ---------
             Total current liabilities                                                 138,213        107,348

LONG-TERM DEBT,  LESS CURRENT MATURITIES (Note 3)                                      169,452        135,051

MINORITY INTEREST                                                                          516              0

DEFERRED INCOME TAXES                                                                    4,427          4,369
                                                                                     ---------      ---------
             Total liabilities                                                         312,608        246,768

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common  stock; no par value; authorized 20,000,000 shares; 9,863,000 shares issued July 31, 1999, and
             9,834,000 shares issued at October 31, 1998                                64,722         64,329
     Retained earnings                                                                  75,849         65,756
     Treasury stock, at cost, 1,190,000 shares                                         (13,633)       (13,633)
     Accumulated other comprehensive income (loss), net of tax                          (1,410)        (1,487)
                                                                                     ---------      ---------
             Total stockholders' equity                                                125,528        114,965
                                                                                     ---------      ---------
             TOTAL                                                                   $ 438,136      $ 361,733
                                                                                     =========      =========

            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.,
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended         Nine Months Ended
                                         ---------------------     ---------------------
                                         July 31,     July 31,     July 31,     July 31,
                                           1999         1998         1999         1998
                                         --------     --------     --------     --------
REVENUE                                  $315,768     $249,322     $807,901     $613,311

COST OF SALES                             253,131      200,532      646,544      491,053
                                         --------     --------     --------     --------

          GROSS PROFIT                     62,637       48,790      161,357      122,258

OPERATING EXPENSES                         47,901       37,309      134,392      100,857

RE-ENGINEERING & SYSTEM CONVERSION            500          300        1,562        1,223
                                         --------     --------     --------     --------

INCOME FROM OPERATIONS                     14,236       11,181       25,403       20,178

INTEREST EXPENSE                            3,175        2,170        8,569        5,587
                                         --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                 11,061        9,011       16,834       14,591

PROVISION FOR INCOME TAXES                  4,399        3,646        6,741        5,835
                                         --------     --------     --------     --------

NET INCOME                               $  6,662     $  5,365     $ 10,093     $  8,756
                                         ========     ========     ========     ========

NET INCOME PER SHARE:

         BASIC                           $   0.77     $   0.57     $   1.17     $   0.94
                                         ========     ========     ========     ========

         DILUTED                         $   0.76     $   0.56     $   1.15     $   0.91
                                         ========     ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:

         BASIC                              8,662        9,363        8,652        9,345
                                         ========     ========     ========     ========

         DILUTED                            8,821        9,648        8,807        9,621
                                         ========     ========     ========     ========


            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                   ACCUMULATED
                                                   COMMON STOCK                                      OTHER
                                               ---------------------     RETAINED     TREASURY    COMPREHENSIVE
                                                SHARES        VALUE      EARNINGS      STOCK      INCOME (LOSS)    TOTAL
                                               --------     --------     --------     --------    -------------   --------
BALANCE AS OF NOVEMBER 1, 1998                    9,834     $ 64,329     $ 65,756     $(13,633)     $ (1,487)     $114,965

Proceeds from exercise of stock options,              2           19           --           --            --            19
    including tax benefits of $1,000
Proceeds from employee stock purchase plan           27          229           --           --            --           229
Management and director stock plan
    compensation expense                             --          145           --           --            --           145
Net income                                           --           --       10,093           --            --        10,093
Foreign currency translation adjustment              --           --           --           --            77            77
                                               --------     --------     --------     --------      --------      --------

BALANCE AS OF JULY 31, 1999                       9,863     $ 64,722     $ 75,849     $(13,633)     $ (1,410)     $125,528
                                               ========     ========     ========     ========      ========      ========


            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              Nine months ended
                                                                           ----------------------
                                                                           July 31,      July 31,
                                                                             1999          1998
                                                                           --------      --------
OPERATING ACTIVITIES:
Net income                                                                 $ 10,093      $  8,756
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                            8,899         7,021
     (Gain) loss on sale of property, plant and equipment                       (35)           47
     Deferred income taxes                                                     (269)       (1,178)
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                (6,359)       (7,615)
          Notes receivable held for resale                                      (27)       16,123
          Inventories                                                       (28,801)      (24,298)
          Prepaid expenses                                                     (293)       (2,165)
          Accounts payable and accrued expenses                              18,633        10,775
          Warehouse line of credit                                                0       (12,189)
          Other assets/liabilities                                           (1,240)        1,568
                                                                           --------      --------
                Net cash provided by/(used in) operating activities             601        (3,155)
INVESTING ACTIVITIES:
     Payment for acquisitions                                               (19,093)      (37,029)
     Purchases of property, plant and equipment, net                        (10,366)       (7,053)
     Investment in affiliate                                                      0          (293)
     Other                                                                       18             4
                                                                           --------      --------
                  Net cash used in investing activities                     (29,441)      (44,371)
FINANCING ACTIVITIES:
     Net borrowings                                                          30,691        58,308
     Repayments of seller financing of acquired business                     (1,583)       (1,237)
     Proceeds from employee stock purchase plan                                 229           167
     Exercise of stock options                                                   19           721
     Other                                                                     (656)         (706)
                                                                           --------      --------
                  Net cash provided by financing activities                  28,700        57,253

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                               (140)        9,727

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                      3,706           899
                                                                           --------      --------
     END OF PERIOD                                                         $  3,566      $ 10,626
                                                                           ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                             $  6,140      $  2,947
                                                                           ========      ========
        Cash paid for income taxes                                         $  9,056      $  3,113
                                                                           ========      ========


            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999


1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1998 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and nine month periods ended July 31, 1999 and 1998, financial position at July 31, 1999 and October 31, 1998, and the cash flows for the nine month periods ended July 31, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

The operating results for the third quarter and for the nine month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.


2. NEW ACCOUNTING PRONOUNCEMENTS

On November 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS"). SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the financial statements. During the nine month periods ended July 31, 1999 and 1998 the Company's total comprehensive earnings (in thousands) were as follows:


                                                     1999        1998
                                                   -------     -------
                 Net income (loss)                 $10,093     $ 8,756
Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments           77      (1,471)
                                                   -------     -------
Comprehensive income                               $10,170     $ 7,285


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities' (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that SFAS No. 133, which is required to be implemented no later than November 1, 2000, will not have a material impact on the financial statements of the Company.

3. LONG-TERM DEBT


Long-term debt consists of the following at July 31, 1999:                                                (In thousands)
Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79%
              $15,000 due April 15, 2002 bearing interest at 6.79%
                                    with scheduled payments of $5.0 million
                                      on April 15, 2000 and April 15, 2001
              $10,000 due April 15, 2003 bearing interest at 7.21%
              $15,000 due April 15, 2006 bearing interest at 7.61%
              $3,000 due April 7, 2004 bearing interest at 6.71%
              $63,000 due April 7, 2010 bearing interest at 6.90%
                                    with payments of $12.6 million beginning April 7, 2006
              $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
              $7,000 due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest rate of 6.93%                                 $129,368

Bank of America (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.50%
              to 2.0%, or at a base rate
            (defined in the agreement as prime).  At July 31, 1999, the interest rate was 7.12%                  36,100

         Revolving credit note due December 31, 1999; secured, interest due monthly at prime
              plus 0.05% at July 31, 1999, the interest rate was 8.5%                                             3,188

Seller financing of acquired businesses:
         Various terms, interest at 7%, collateralized by certain land and buildings                                239

Other, including capital leases                                                                                   8,093
                                                                                                               --------
                                                                                                                176,988
Less current maturities                                                                                          (7,536)
                                                                                                               --------
         Long-term debt                                                                                        $169,452
                                                                                                               ========


The seller notes payable are subordinated to the obligations under the Bank of America agreements.


At July 31, 1999, the Company had $1,273,500 of letters of credit issued under the Bank of America revolving credit facility.

NOTE 4.  ACQUISITIONS

In May, 1999, the Company increased its ownership of Field Marketing, Inc. from 53.5% to 55.23% by an equity investment of approximately $0.5 million. In September, 1999, the Company increased its ownership in Field Marketing, Inc., to approximately 70% by a $1.1 million equity investment.

In June, 1999, the Company acquired certain assets and assumed certain liabilities of Fox Valley Building Materials, Inc., an Elgin, Illinois distributor of building products. The purchase price, subject to post closing adjustments was approximately $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1998, included in the Company's Annual Report on Form 10-K.

GENERAL

The Company is a distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work, and in new residential construction. The Company distributes its products to independent building material dealers, professional builders, large contractors, and mass merchandisers through a network of over 160 branches located throughout the United States and Canada. Product lines include roofing, millwork, pool and patio enclosure materials, insulation, siding, steel products, industrial metals and a variety of other building materials.

The building products industry is affected by various factors including general economic conditions, the level of building activity, weather conditions, the rate of new home construction, interest rates and the availability of credit. A significant portion of the Company's products are sold for use in the home improvement, remodeling and repair market, which is relatively less affected by these factors that the new residential construction market.

The Company's long-term growth strategy focuses on three principles: (i) establishing economies of scale through strategic acquisitions which build mass and allow increased purchasing power, (ii) promoting internal sales growth through a focus on product mix and marketing efforts, and (iii) improving branch operating performance through cost awareness programs, the consolidation of overhead expenses and the upgrade of technology.

In an effort to increase efficiency and reduce operating costs, the company has invested in a new information system. The Company is on schedule for installing the new system in the U.S. branches, and believes the new system will improve its operating leverage and enhance its long-term growth strategy.

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Statements of Income as percentages of revenue:


                                             Three Months Ended                       Nine Months Ended
                                     ----------------------------------       ----------------------------------
                                     July 31, 1999        July 31, 1998       July 31, 1999        July 31, 1998
                                     -------------        -------------       -------------        -------------
Revenue                                  100.0%               100.0%               100.0%               100.0%
Cost of Sales                             80.2                 80.4                 80.0                 80.1
                                         -----                -----                -----                -----
Gross Profit                              19.8                 19.6                 20.0                 19.9
Operating Expenses                        15.2                 15.0                 16.7                 16.4
Re-engineering and System
    Conversion Costs                       0.1                  0.1                  0.2                  0.2
                                         -----                -----                -----                -----
Income from Operations                     4.5                  4.5                  3.1                  3.3
Interest Expense                           1.0                  0.9                  1.1                  0.9
                                         -----                -----                -----                -----
Income Before Income Taxes                 3.5                  3.6                  2.0                  2.4
Provision for Income Taxes                 1.4                  1.4                  0.8                  1.0
                                         -----                -----                -----                -----
Net Income                                 2.1%                 2.2%                 1.2%                 1.4%
                                         =====                =====                =====                =====

RESULTS OF OPERATIONS

The comparability of operating results between the three and nine months ended July 31, 1999 and the corresponding periods for 1998 is affected by several events which occurred during those periods (collectively referred to as the "Net Acquisition Activity"). These events include: 1) the discontinuation of the Company's financing subsidiary, Cameron Ashley Financial Services (CAFS) in 1998, 2) the acquisition of seven businesses during fiscal 1998 at a total cost of $8.8 million, 3) the acquisition of four businesses through 7/31/99 at a total price of approximately $16.6 million, and 4) the increase in ownership of Field Marketing, Inc. from 33% to 55.23% during 1999.

THIRD QUARTER ENDED JULY 31, 1999 COMPARED TO THIRD QUARTER ENDED JULY 31, 1998

Revenue increased 26.7% from $249.3 million in the three months ended July 31, 1998 to $315.8 million in the three months ended July 31, 1999, an increase of $66.5 million. Of the increase in revenues, $16.3 million resulted from a 6.8% increase in same store sales. The remaining increase in revenues is from the Net Acquisitions Activity, specifically the acquisitions done during 1998 which were only partially reflected in the 1998 numbers, while revenues for the full period are shown in 1999.

Gross profit for the third quarter increased from $48.8 million to $62.6 million, an increase of 28.4%. Gross profit as a percentage of net sales increased to 19.8% as compared to 19.6% for the same quarter 1998, due primarily to changes in overall product mix.

Operating expense increased from $37.3 million in the third quarter of 1998 to $47.9 million in the same period in 1999. The increase is primarily a result of the increased operations as a result from the Net Acquisition Activity mentioned above. As a percentage of net sales, operating expenses increased from 15.0% for the third quarter of 1998, to 15.2% for the same period in 1999. A portion of the increase is a result of increased employee costs to keep up with the peak seasonal demands. Other Operating expenses incurred for re-engineering and system conversion costs totaled $0.5 million for the third quarter, compared to $0.3 million for the same period a year ago. As a percent of revenue these expenses remained flat at 0.1% for both the 1998 and 1999 third quarters.

Total operating expenses, including those associated with re-engineering and system conversion, were $48.4 million in the quarter ended July 31, 1999, compared with $37.6 million in the prior year's quarter. The quarter ended July 31, 1998 included a charge of $1.4 million in operating expenses for costs associated with the discontinuation of issuing customer loans by CAFS. There were no charges associated with the discontinuation of business for CAFS for the third quarter in 1999.

Income from operations increased 27.3% from $11.2 million in the third quarter of 1998 to $14.2 million in the same period in 1999, due to Net Acquisition Activity as discussed. The re-engineering and system conversion costs effectively reduced income from operations by 3.4% for the quarter in 1999 and 2.6% for the same period in 1998. Including all activity, the income from operations as a percentage of revenues remained flat at 4.5% for the third quarters of 1998 and 1999.

Interest expense increased 46.3% from $2.2 million in the third quarter of 1998 to $3.2 million in the same period in 1999 due to additional debt of approximately $54 million incurred for acquisitions during the latter part of 1998 and higher inventory levels to support seasonal needs over a larger branch base.

As a result of the above factors, income before income taxes increased 22.8% from $9.0 million in the third quarter of 1998 to $11.1 million in the same period of 1999. Net income increased from $5.4 million in the 1998 period to $6.7 million in the 1999 period. Diluted earnings per share increased from $0.56 in the 1998 period to $0.76 in the 1999 period on 8.6% fewer shares outstanding.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

Revenues increased 31.7% from $613.3 million in the nine months ended July 31, 1998, to $807.9 million in the same period in 1999, an increase of $194.6 million. Of the increase in revenues, $49.1 million resulted from an 8.3% increase in same store revenues. The remaining increase in revenues is from the Net Acquisition Activity, specifically the acquisitions done during 1998, which were only partially reflected in the 1998 numbers, while revenues for the full period are shown in the 1999 results.

Gross profit for the nine-month period ending July 31, 1999 increased from $122.3 million to $161.4 million, an increase of 32.0%. Gross profit as a percentage of net sales increased to 20.0% in 1999 as compared to 19.9% for the same period in 1998, due primarily to changes in overall product mix.

Operating expense increased from $100.9 million in the first nine months of 1998, to $134.4 million in the same period in 1999. Operating expenses include both expenses directly attributable to branch operations and corporate expenses. The increase is primarily a result of the increased operations as a result from the Net Acquisition Activity mentioned above. As a percentage of net sales, operating expenses increased from 16.4% for the first nine months in 1998, to 16.7% for the same period in 1999. A portion of the increase is a result of increased employee costs and increased vehicle and transportation costs.

Other operating expenses incurred for re-engineering and system conversion costs totaled $1.6 million for the nine months ended July 31, 1999, compared to $1.2 million for the same period a year ago. As a percent of revenue these expenses remained flat at 0.2% for both the nine month period ending July 31, 1998 and July 31, 1999.

Total operating expenses, including those associated with re-engineering and the system conversion, increased from $102.1 million in the nine months ended July 31, 1998, to $136.0 million for the nine months ending July 31, 1999. Included in the operating expenses for the nine months ended July 31, 1998, is a charge of $1.9 million for costs associated with the discontinuation of issuing customer loans by CAFS. There were no charges in 1999 for the discontinuation of this business. This decrease in costs from 1998 to 1999 is offset by the increases in operating costs as a result of the new acquisitions, which combined, form the Net Acquisition Activity mentioned above.

Income from operations increased 25.9% from $20.2 million in the nine months period ended July 31, 1999 to $25.4 million in the 1999 period, due to the reasons previously discussed. The re-engineering and system conversion costs effectively reduced income from operations by 5.8% for the nine months ending July 31, 1999 and 5.7% for the same period in 1998. Including all activity, the income from operations as a percentage of revenues dropped slightly from 3.3% for the nine months ending July 31, 1998, to 3.1% for the same period in 1999.

Interest expense increased from $5.6 million in the nine months ending July 31, 1998 to $8.6 million in the nine months ending July 31, 1999. The increase is in conjunction with the increase in long-term debt, which was the result of the Net Acquisitions Activity mentioned previously. Total long-term debt, including current maturities, was $141.3 million on July 31, 1998, and $177.0 million on July 31, 1999.

As a result of the above factors, income before income taxes increased 15.4% from $14.6 million in the 1998 period to $16.8 million in the 1999 period. Net income increased 15.3% from $8.8 million in the nine months period 1998 to $10.1 million in the same 1999 period, an increase of $1.3 million. Net income as a percentage of revenue decreased from 1.4% in the 1998 period to 1.2% in the 1999 period. Diluted EPS increased from $0.91 per share in the 1998 period to $1.15 per share in the 1999 period.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $169.5 million of long-term debt (excluding current maturities of $7.5 million) outstanding as of July 31, 1999, consisting of the facilities described in the 1998 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash provided from operating activities was $0.6 million for the nine months ended July 31, 1999 compared to net cash used in operations of $3.2 million for nine months ended July 31, 1998. The change in cash used in operating activities was due to a decrease in payments of accounts payable due primarily to timing and the 1998 use of funds on the warehouse line of credit used in the operations of CAFS.

Capital expenditures were $10.4 million up from $7.1 million for the nine months ended July 31, 1999 and 1998, respectively. The Company has budgeted $13.0 million for capital expenditures in fiscal 1999 relating to its currents operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information systems. Management estimates the new system will have a total cost of $20 - $23 million of which approximately $17.0 million is of a capital nature. Of the total cost, approximately $15 million had been incurred as of July 31, 1999, and the remainder will be incurred by the middle of fiscal Year 2000 when management expects the system to be fully implemented across the Cameron division. The Company's fiscal 1999 budget for capital expenditures does not include any amounts that may be attributable to acquisitions.

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

         State of Readiness. Management of the Company has substantially completed evaluation of the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. In addition, the Company has completed verification of the readiness for Year 2000 of third party systems with whom the Company has a material relationship, such as its largest vendors and suppliers. On the basis of such evaluation, the Company has developed a comprehensive Year 2000 readiness project plan.

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

         Major IT Systems. The Company's current primary internal IT system is supplied and supported by DMSI. DMSI completed a multi-year compliance project and released its Year 2000 compliant Version 8.1 in October 1998 and has delivered this release to the Company as part of its annual support agreement. The Company has completed the upgrade of its system to Version 8.1.

DMSI has released another update known as Version 8.3 to correct minor problems experienced by some users. The Company will evaluate the issues addressed by this and any future updates, and, if a material correction is made to a portion of DMSI used by the Company, the new version will be installed and the system re-tested for Year 2000 compliance.

Certain other systems, running independently at a number of recently acquired operations, could require revision, modification, or replacement to become Year 2000 compliant. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division. The new system is operational and is being implemented on a gradual rollout basis in all of the Company's branch locations. The implementation is scheduled to be completed by April 2000 and will replace all existing major systems including the DMSI system and those in recently acquired operations. Those branches not on a Year 2000 compliant system will be converted prior to December 1999.

The Company's business process re-engineering project is aimed at improving and standardizing Company processes, using a "best practices" approach to reduce operating costs. This project incorporates an IT system using JD Edwards software and IBM hardware to be implemented in the Cameron division, which business accounted for approximately 82% of the Company's total revenues in fiscal 1998. The new IT system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management. JD Edwards has represented the new software to be fully Year 2000 compliant. The Company will test for such compliance by the end of September 1999.

JD Edwards has announced their intent to release an update to correct minor problems experienced by some users. The Company will evaluate the issues addresses by this and any future updates, and, if a material correction is made to a portion of JD Edwards used by the Company, the new version will be installed and the system re-tested for Year 2000 compliance.

Development of the new enterprise system is virtually complete, and the Cameron division began the roll-out of the system implementation to its branches in November 1998. As of August 1, 1999, all of the Company's Canadian operations and 17 U.S. branches were operating on the new system. The Company will continue the system rollout to its Cameron division U.S. operations throughout the remainder of 1999 and into 2000.

In the Ashley division, the Company operates a Data General Aviion system, which has been determined to be Year 2000 compliant and has been successfully tested on a preliminary basis. The Company will test this system again for Year 2000 compliance by the end of 1999.

         Other IT Systems. The Company has assessed its telecommunications systems with its third party providers and has been assured that they are or will be made Year 2000 compliant without significant expense to the Company. The Company is also assessing the requirements and expense to make Year 2000 compliant all third party IT-system application software typically used in desktop formats, such as financial, accounting, spreadsheet, E-mail and word processing programs. Management believes that these costs will not be material to the Company.

         Third Party Systems. The Company has completed a review of the issues related to Year 2000 compliance by its largest suppliers and vendors. The Company has received assurance from its largest suppliers and vendors that they are, or will be, Year 2000 functional. Due to the nature of the Company's business, management believes that the loss of any single of its smaller suppliers or vendors as a result of Year 2000 system problems would not materially impact the Company's business, operations or financial condition.

         Costs to Address Year 2000 Issues. It is important to note that, although Year 2000 compliance is a necessary byproduct of the Cameron division system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance from the total system conversion project budget.

As of August 1, 1999, the costs to date of the system re-engineering project in the Cameron division were approximately $17.5 million. The Company currently expects that the final project cost to be $20 - $23 million. The Company's results of operations reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

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

         Contingency Plans. In anticipation that the Cameron division's new IT system will not be fully operational in all locations in 1999, the Company completed installation of the Year 2000 compliant version of its current DMSI system. Management believes that this has achieved Year 2000 compliance in the Company's current IT system, and that such system would function as an effective back-up system. There are minimal costs associated with the DMSI upgrades.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In connection with a pending investigation of possible violation of federal antitrust laws in the aluminum building products industry in Florida, first reported in the Company's Annual Report on Form 10-K for the fiscal year ending October 31, 1998, representatives of the U.S. Department of Justice, Antitrust Division, in Dallas, Texas, interviewed an executive officer of the Company in June 1999. After such interview, the Department of Justice requested additional information from the Company's subsidiary in Florida. No further developments occurred in the quarter ending July 31, 1999.

ITEM 5.  OTHER INFORMATION

         On May 21, 1999, the Board of Directors of the Company accepted the resignation of Allen J. Keesler who served as a Director. Subsequently, the Board of Directors voted to reduce the number of Board seats from nine to eight.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K filed by the Registrant during the quarter ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                        (Registrant)



Date:    September 13, 1999             /s/ GAROLD E. SWAN
                                        ---------------------------------------
                                        Garold E. Swan
                                        Executive Vice President/Chief
                                        Financial Officer/Treasurer

                                  EXHIBIT INDEX


EXHIBIT
 NO.              DESCRIPTION
 ---              -----------
10.30             Employment Agreement dated June 1, 1999, between Wm. Cameron  & Co. dba Cameron Ashley Building
                  Products and Kirk Black.

11                Computation of Earnings per Share

27                Financial Data Schedule