Form 10-Q/A
period 1999-07-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 1999-10-18
CIK 918858

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                  FORM 10-Q/A
                           --------------------------

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


                                        CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                        (Registrant)



Date:    October 18, 1999               /s/ GAROLD E. SWAN
                                        ---------------------------------------
                                        Garold E. Swan
                                        Executive Vice President/Chief
                                        Financial Officer/Treasurer

                                  EXHIBIT INDEX


EXHIBIT
 NO.              DESCRIPTION
 ---              -----------

10.7.2            Employment Agreement dated May 25, 1999 between the Company and Ronald R. Ross.

10.8.2            Employment Agreement dated May 25, 1999 between the Company and Walter J. Muratori.

10.20.1           Change in Control Employment Agreement dated June 1, 1999 between the Company and
                  Ronald R. Ross.

10.20.2           First Amendment to Change in Control Employment Agreement dated October 13, 1999 between the
                  Company and Ronald R. Ross.

10.21.1           Change in Control Employment Agreement dated June 1, 1999 between the Company and Walter J. Muratori.

10.21.2           First Amendment to Change in Control Employment Agreement dated October 13, 1999 between the Company and Walter J. Muratori.

10.30             Employment Agreement dated June 1, 1999, between Wm. Cameron & Co. dba Cameron Ashley Building
                  Products and Kirk Black (previously filed).

11                Computation of Earnings per Share (previously filed)

27                Financial Data Schedule (previously filed)