Form 10-K405
period 1999-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 2000-01-31
CIK 918858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ______________

                         COMMISSION FILE NUMBER 0-23442
                                 ---------------

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

                                  214-860-5100
              (Registrant's telephone number, including area code)
                      ------------------------------------

SECURITIES REGISTERED PURSUANT TO                      COMMON STOCK
SECTION 12(b) OF THE ACT:                            (Title of Class)

                                     RIGHTS TO PURCHASE SERIES A PREFERRED STOCK
                                                     (Title of Class)

SECURITIES REGISTERED PURSUANT TO
SECTION  12(g) OF THE ACT:                                NONE

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (7,435,974 shares) on January 14, 2000:
$83,189,959).

The number of shares of Common Stock of the Registrant outstanding as of January 14, 2000 was 8,705,367 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The information called for by Part III either is incorporated by reference to the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of the Company, or will be included in an amendment to this Annual Report on Form 10-K which in either case will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1999.

PART I

ITEM 1. BUSINESS

GENERAL

Cameron Ashley Building Products, Inc., (together with its principal operating subsidiaries Wm. Cameron & Co. ("Cameron"), Ashley Aluminum, LLC ("Ashley"), and Cameron Ashley Canada, Inc. ("CA Canada"), (collectively the "Company") is a leading North American distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work and in new residential and commercial construction. The Company's product lines include roofing, millwork, pool and patio enclosure materials, insulation, vinyl siding, industrial metals and a variety of other building materials. The Company distributes its products through its extensive 167-branch network to independent building materials dealers, professional builders, large contractors and mass merchandisers and national co-ops in all 50 U.S. states and throughout Canada.

COMPANY OVERVIEW

In 1999, the Company increased its ownership in Field Marketing, Inc., ("FMI") to 70%. FMI provides various merchandising services to retailers, including: managing shelf space, conducting in-store audits, and providing promotional product introductions. The Company offers FMI services as a complementary value-added service to its customers.

RECENT DEVELOPMENTS - PENDING SALE

On January 18, 2000, the Company announced that it has entered into a definitive agreement whereby an investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd., a subsidiary of Citigroup Inc., along with senior management of the Company will acquire all the outstanding shares of the Company's common stock at a price of $15.10 per share in cash. The total consideration of the proposed merger transaction is approximately $320 million including the assumption of debt. Financing commitments, subject to customary conditions, are in place with both senior and subordinated debt sources, and the transaction is expected to close in the second calendar quarter of 2000. The Company entered into the agreement following the unanimous recommendation by a special committee comprised of independent directors of the Company. Credit Suisse First Boston advised the special committee in this transaction. CGW Southeast Partners I, L.P., an affiliate of CGW Southeast Partners IV, L.P., currently owns approximately 11% of the Company's outstanding shares. CGW Southeast Partners IV, L.P., is a private equity fund which supports management teams in middle-market acquisitions and recapitalizations, and is managed by Atlanta, Georgia based Cravey, Green & Wahlen, Inc. Richard L. Cravey and Edwin A. Wahlen, Jr., both directors of the Company, are affiliated with the CGW-related entities.

The closing of the merger is subject to regulatory and stockholder approval and customary conditions to closing. The agreement includes a $5 million breakup fee. The Company will file for review by the Securities and Exchange Commission a proxy statement to be mailed to stockholders in connection with a stockholder meeting that will be called to consider the merger.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including statements in
Item 1. Business, Item 3. Legal Proceedings, Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes", "anticipates", "expects", "intends", "foresees", "projects", "predicts", "forecasts", "will" or similar words and are subject to known or unknown risks and uncertainties which may cause actual results in the future to differ materially from forecasted results. Among the key factors that could cause results to differ materially are: (i) the inability of the parties to the definitive merger agreement to complete the proposed buy-out; (ii) actions by competitors, suppliers, customers, shareholders, regulators and others following the announcement of the proposed buy-out; (iii) stock market and financing market conditions; (iv) business and economic conditions in North America and in the regional markets in which the Company operates; (v) adverse homebuilding conditions including those related to weather and interest rates;
(vi) reliable and cost-effective supply of products from manufacturers; and
(vii) technology risks in implementing new and/or converting existing information systems and other risks more fully described in this Annual Report on Form 10-K or in other Company filings with the Securities and Exchange Commission.

Since its formation in 1991, the Company has pursued a strategy of establishing a national building products distribution network through the acquisition of independent building products distributors. As a result of acquisitions and internal growth, the Company grew from $134.8 million in revenue in fiscal 1991 to $1,138.4 million in fiscal 1999, representing a compound annual growth rate of 30.6%. Over the same period, the Company completed 43 acquisitions and added 125 distribution facilities.

According to the Home Improvement Research Institute, building products sales to contractors in the new housing and home repair and remodeling markets grew from approximately $70.5 billion in 1991 to approximately $115.2 billion in 1998, representing a compound annual growth rate of 7.3%. The wholesale building products distribution industry, which distributes to these markets, is highly fragmented. According to the National Home Center News, sales by the 100 largest building materials wholesale distributors were approximately $30.8 billion in 1998, representing only 26.7% of the $115.2 billion in total sales to building contractors. Many distributors in the building materials industry are small, privately-held companies which generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. The increasingly competitive environment faced by smaller distributors has prompted a trend toward industry consolidation which management believes offers significant opportunities for the Company.

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

In metropolitan areas, mass merchandisers primarily sell products to retail customers such as homeowners and small contractors. In rural areas, dealers such as lumberyards and hardware stores sell products to homeowners, contractors and homebuilders. Wholesale building products distributors, such as the Company, and major manufacturers, such as Georgia Pacific and Weyerhaeuser, do not sell directly to retail customers. Instead, they distribute products to (i) professional homebuilders and contractors in metropolitan markets, (ii) dealers in rural markets and (iii) mass merchandisers in metropolitan areas. Despite the emergence of the mass merchandisers during the past two decades, the wholesale building products distribution industry has experienced solid growth in the 1990s.

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

CONTINUE TO EXPAND THROUGH SELECTIVE ACQUISITIONS
Over the past several years, the Company's acquisition strategy has resulted in the expansion of its operations from branch locations in two states to 39 states and the District of Columbia and nine provinces in Canada. Going forward, the Company intends to continue to expand through a disciplined acquisition program in order to achieve its growth objectives and strengthen its North American distribution network. In evaluating future acquisition candidates, the Company will target well-established distributors which will allow the Company to enter new markets or to expand its product lines in existing markets. The Company seeks acquisition candidates that have complementary management teams and product lines. The Company typically retains the existing management team of the acquired distributor to benefit from local market knowledge and customer relationships and provides incentive compensation tied to the profitability and return on investment of the acquired operation. After acquiring a new distributor, the Company concentrates on expanding product lines at the location and improving its operational efficiency through purchasing economies, inventory management and administrative savings.

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

Offering Value-Added Services. The Company is developing complementary value-added services to offer its customers. The Company's subsidiary, FMI, offers third party outsourced field services to fulfill several of the retailers' traditional merchandising tasks, including managing shelf space and position, providing inventory management, conducting in-store audits and promotional introductions and implementing major department resets. Other retailers such as food and drug stores have found they can take cost out of the logistical supply chain by using a third party for such in-store merchandising needs instead of higher-cost, permanent sales and marketing employees. Third party servicers such as FMI allow suppliers to share the merchandising personnel through syndication, at a lower cost, for valuable in-store representation. The Company offers certain FMI resources as a complementary service to its strategic vendor relationships and to the national and regional home center chains. In fiscal 1999, services to building materials/hardware retailers represented 21% of FMI's total revenues.

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

Upgrading Business Information Systems. Management believes that information technology to support organization- wide decision making is critical to achieving the Company's sales and profit objectives. Each of the Company's branches is equipped with on-line, real time information systems, which enable branch management to control and monitor inventory levels, perform invoicing and order entry and establish delivery routes and schedules. Corporate management is also able to monitor branch and regional sales, profitability, asset management and working capital performance by utilizing the same system. The Company is in the process of implementing a new information system in its Cameron division to allow it to improve operations, customer service, pricing management and inventory and logistics management. See "Information Technology".

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

ACQUISITION HISTORY

Since its formation in 1991, the Company has completed 43 acquisitions and has grown from 40 branches at the end of 1991 to 167 branches as of October 31, 1999. Set forth in the table below is a description of the Company's acquisitions during each of the calendar years indicated:


                                                          NUMBER OF                LOCATION OF
                   BUSINESS                           ACQUIRED BRANCHES         ACQUIRED BRANCHES
---------------------------------------------       ---------------------     ---------------------
 1992
  Thunderbird Steel .............................                1            NM
  Mike's Aluminum ...............................                1            FL
 1993
  Owens Corning Fiberglass (Supply Division) ....                5            GA, IL, NC, TX
  Owens Corning Fiberglass (Supply Division) ....                1            MI
  New Orleans Building Products .................                1            LA
  Wholesale Building Supply (Albuquerque) .......                1            NM
  Whitewater Building Products ..................                2            IN

  San Antonio Building Products .............      1     TX
1994
  Chesapeake Building Supply ................      1     MD
  Bright Aluminum ...........................      1     FL
  Wholesale Building Supply (Santa Fe) ......      1     NM
  Bird Incorporated .........................     10     AZ, CT, KY, MA, NY, VT
  Southland Building Products ...............      6     LA, TX
  CA Co. ....................................      4     ID, WA
1995
  Blair Siding ..............................      1     GA
  Warehouse Moulding & Door Corp. ...........      2     NM
  Zaglin Wholesale ..........................      1     GA
  States Dealer Supply ......................      1     OR
  Star, Inc. ................................      7     AZ, OR, UT
1996
  Premdor, Inc. (distribution facility) .....      1     UT
  Jett Supply Co. ...........................      3     CO, IL, TX
  Mile High Roofing & Exterior Supply .......      3     CO
  California Roofers Supply .................      8     CA
  Dependable Roofing & Materials ............      1     CA
  Metro Roofing Supply ......................      1     AR
  Midwest Thermal Products, Inc. ............      4     AR, MO, OK
1997
  Ince Holdings, Ltd. (Boyd Division) .......     16     Canada
  Contractors Supply ........................      2     NE
  Bois Daigle, Ltd. .........................      7     Canada
  DMG Supply ................................      3     SC
  Vinyl Wholesale Supply Co. ................      1     NC
  Mid-America Siding Supply Inc. ............      2     AR, TX
1998
  J&L Services, Inc. ........................      1     IL
  Oakmont Industries, Ltd. ..................      1     Canada
  Millwork Specialties, Inc. ................      1     NY
  Ozark Construction Supply .................      1     MO
  APi Supply Company ........................      9     IL, IA, MN, MT, ND, SD, WI
  Lafayette Woodworks, Inc. .................      1     LA
  Gerard Demers/Demers Express ..............      2     Canada
  Washington Roofing Products Co. ...........      7     DC, MD, VA
1999
  Performance Materials .....................      1     KS
  Fox Valley Building Materials .............      1     IL
  Bak-a-lum Corp. of America ................      3     NJ

PRODUCTS

The Company distributes a broad range of building products as shown in the following table and as described below.

                                                         FISCAL 1999       FISCAL 1998       FISCAL 1997
                                                         -----------       -----------       -----------
Roofing Products .............................               37%               35%               38%
Millwork .....................................               11%               11%               10%
Pool and Patio Enclosure Products ............                6%                8%                9%
Insulation ...................................               10%               12%                9%
Vinyl Siding .................................                6%                6%                7%
Industrial Metals ............................                3%                3%                4%
Other Building Products* .....................               27%               25%               23%

* Includes those product lines which individually constitute less than three percent (3%) of the Company's net sales in fiscal 1999.

Roofing Products. Shingles, felt, roof tile, commercial roll roofing, coatings, asphalt, flashings, vents and other roofing products are distributed to residential and commercial roofing contractors and dealers, including lumberyards and, to a lesser extent, mass merchandisers. Principal brands of roofing products include CertainTeed, Elk, GAF, Genstar, Monier/Lifetile, Owens Corning and Tamko. Management believes the Company is one of the largest roofing products wholesalers in the United States.

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

Insulation. The Company distributes a broad line of insulation materials to contractors and dealers. Principal brands distributed by the Company include CertainTeed and Owens Corning products that are used in both residential and commercial applications.

Vinyl Siding. Vinyl siding consists of siding, soffit and accessories. The Company purchases vinyl siding from several industry leaders, including CertainTeed, Rollex and Owens Corning, and distributes the product to builders, contractors and mass merchandisers.

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

BRANCH OPERATIONS

The Company distributes products through its network of 167 branches which are strategically located to provide prompt delivery and responsive customer service. The Company emphasizes individual branch profit-and-loss and working capital responsibility and seeks to maximize the benefits of its local market presence. A branch is typically comprised of warehouse and receiving space, secure outdoor holding space, office space and product display areas. Local sales efforts are coordinated and supported at the branches. The bulk of the remaining branch activities relate to receiving, storing and delivering building products.

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

The Company establishes and maintains overall credit policy and terms at the corporate level. Branch managers are generally responsible, within the Company's policy, for overseeing the extension of credit and the collection of accounts receivable. The Company's central credit function assists branches with major accounts, collects delinquent accounts and determines overall credit lines and credit approval. In certain instances, the Company obtains lien rights and security interests where appropriate to provide security for larger accounts.

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

Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a majority of the Company's purchases made from suppliers offering these programs. The Company is a party to distribution agreements with certain vendors, including CertainTeed and Owens Corning, on an exclusive or non- exclusive basis, depending on the product and the territory involved. The agreements also provide certain price protections for products purchased by the Company from these suppliers.

SALES AND MARKETING

The Company's marketing programs center on fostering strong customer relationships and providing superior service. The Company focuses its marketing efforts primarily on the residential remodeling and new housing segments and, to a lesser extent, on the commercial and industrial segments. The Company has a national accounts sales and marketing staff that is responsible for negotiating programs and standards for relationships with mass merchandisers, purchasing cooperatives, national home builders and developers and manufacturers. The Company's marketing team also has dedicated executives focused on product lines targeted for growth, such as vinyl siding.

The Company's sales organization consists of outside field sales personnel who report directly to their local branch manager and are supported by inside customer service representatives at the branch. Bonus and commission payments constitute a substantial portion of the compensation for salespersons, and in fiscal 1999 branch managers could earn up to 50% of their base salary in bonus if branch performance goals were achieved or exceeded.

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

The percentages of the Company's revenue attributable to the Company's various types of customers are as follows:

                                                 FISCAL 1999    FISCAL 1998     FISCAL 1997
                                                 -----------    -----------     -----------
Contractors ..............................               49%            51%            56%
Dealers ..................................               33%            33%            26%
Mass Merchandisers and National Co-ops ...               11%             9%            11%
Builders .................................                5%             5%             4%
Other ....................................                2%             2%             3%

INFORMATION TECHNOLOGY

In late 1997, the Company initiated a major business process re-engineering project aimed at improving and standardizing processes and using a "best practices" approach to reduce operating costs in the Cameron division. This re-engineering effort centers around a new information system using J.D. Edwards software and IBM AS/400 hardware. The system has been successfully implemented in Canada and in parts of the U.S. and management expects the system to be fully implemented in early fiscal 2000. The new information system and re-engineered processes are expected to enhance the Company's competitive position by reducing operating and administrative costs and improving customer service, pricing management and inventory and logistics management.

COMPETITION

The Company's competition varies by product line, customer classification and geographic market. The Company competes with many local and regional building products distributors, and, in certain markets and product categories, with other national building products distributors, such as ABC Supply, Allied Building Products, and Huttig Building Products. The Company also competes with major corporations with national distribution capability, such as Georgia-Pacific, Weyerhaeuser and other product manufacturers that engage in direct sales; however, the Company also acts as a distributor for certain products of these manufacturers. The Company sells products to and, to a lesser extent, competes with large home center chains such as The Home Depot and Lowe's for business from smaller contractors. Competition from such large home center chains may, in the future, include more competition for the business of larger contractors.

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

EMPLOYEES

As of October 31, 1999, the Company had 2,669 employees, including 195 corporate and administrative personnel and 2,474 branch employees. At the branch level, a total of 1,936 people were employed as warehouse and manufacturing personnel, truck drivers, office staff and labor supervisors; and 538 were employed as branch managers and sales personnel. Unions represent a total of approximately 134 hourly workers at the Company's Chicago, Detroit, San Antonio, New York City, Hauppauge (Long Island), Linden, New Jersey and Houston facilities. The Company has not experienced any work stoppages. The remainder of the Company's employees are not represented by a union or a collective bargaining unit. Management considers the Company's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Ronald R. Ross (age 47) has been a director of the Company since 1994. Mr. Ross has served as Chief Executive Officer since September 1996, as Chairman of the Board of the Company since February 1994 and as Chairman of the Board and Chief Executive Officer of Cameron since November 1996. From December 1991 to June 1997, he served as President of Cameron. Mr. Ross was Vice President, Operations of the Cameron Wholesale division of CertainTeed Corporation, a building products manufacturer, from September 1987 to September 1991 and served as Vice President and General Manager of the division until its sale to Cameron in December 1991.

Walter J. Muratori (age 56) has been a director of the Company since 1994. Mr. Muratori has served as Vice Chairman and Chief Operating Officer of the Company since March 1998, as President of the Company since February 1994, and as President of Cameron since June 1997. He also served as Chairman of the Board of Ashley from June 1997 until its conversion to limited liability company in November 1998. He previously served as President of Ashley from October 1991 to June 1997. From 1989 to 1991, Mr. Muratori served as President of Talquin Building Products, Inc., a division of Florida Progress Corporation and the former parent of Ashley. From 1970 to 1986, Mr. Muratori held various sales and management positions at Ashley.

Garold E. Swan (age 46) has served as Executive Vice President and Chief Financial Officer of the Company and Cameron since April 1999. During 1998, Mr. Swan was Senior Vice President and Chief Financial Officer of PC Service Source, Inc., a Dallas, Texas, based personal computer service logistics provider. From 1988 to 1997, Mr. Swan was with Fibreboard Corporation, serving as Vice President and Controller from 1988 to 1996 and as Vice President of Finance from 1996 through the company's acquisition by Owens Corning in 1997. Mr. Swan was employed by Arthur Andersen, LLP from 1977 to 1988.

Kirk W. Black (age 38) has served as Executive Vice President and Chief Information Officer of the Company and Cameron since June 1999. Mr. Black was a Senior Consultant with IBM Corporation from 1997 to 1999 focusing on ERP and E-Commerce implementation initiatives. He served as Director of Supply Chain Systems for Paging Network, Inc., a paging and wireless service company, from 1995 to 1997. Mr. Black was employed by Andersen Consulting, LLP from 1983 to 1995.

C. Steven Gaffney (age 51) has served as Executive Vice President of the Company and as President and Chief Executive Officer of Ashley since June 1997. Mr. Gaffney was Vice President of the Company from 1994 to June 1997. Mr. Gaffney was Executive Vice President of Ashley from 1991 to June 1997. He previously served as President of Ashley from 1989 to 1991 and as its Vice President from 1986 to 1989.

John S. Davis (age 43) has served as Vice President - General Counsel and Secretary of the Company since August 1994. Prior to joining the Company, he was employed as Associate Counsel - Mergers and Acquisitions of Electronic Data Systems Corporation (EDS) from 1990 to August 1994. Mr. Davis was engaged in private legal practice prior to 1990.

Thomas R. Miller (age 50) has served as Vice President - Human Resources of the Company since December 1994. From 1980 until December 1994, Mr. Miller served as Managing Director of Employee Relations for American Airlines, Inc.

ITEM 2. PROPERTIES

The Company operates both owned and leased branches in 39 states and the District of Columbia; of the 167 Company branches, 35 are owned and 132 are leased. The Company's facilities range in size from approximately 15,000 to 150,000 square feet. This building space is used for warehousing and distribution purposes and, to a lesser extent, for sales, manufacturing and administrative purposes. The Company owns a 24,000 square foot corporate office building located in Dallas, Texas. The Company believes its facilities are adequately maintained and utilized and are suitable for the purposes for which they are used. None of the Company's owned real property is subject to any major encumbrances.

ITEM 3. LEGAL PROCEEDINGS

     On January 24, 2000 a stockholder of the Company filed suit in the Superior Court of Fulton County, Georgia against the Company and its individual directors alleging, among other things, breach of fiduciary duties and unfair dealing in connection with the proposed merger transaction and seeking to enjoin the merger and, alternatively, damages. The stockholder is also seeking class action status and to be certified as the class representative. The Company believes that this cause of action is without merit and will contest the plaintiff's claims by all available means.

On November 3, 1997, Bradco Supply Corporation ("Bradco") of Avenel, New Jersey filed suit against the Company in the Superior Court of New Jersey, alleging various contractual claims arising out of the terms of a letter of intent dated October 2, 1997 executed by Bradco and the Company pertaining to the acquisition of Bradco by the Company. Bradco has alleged, among other things, a breach and unilateral termination of the letter of intent by the Company and seeks to recover as damages a $3 million "walk-away" fee under the terms of the letter of intent. In December 1997, the Company removed the Bradco lawsuit to the United States District Court, New Jersey District. Thereafter, the Company filed a counterclaim for fraud, among other claims, seeking to recover its out of pocket transaction expenses. Management believes the Bradco action is without merit and has maintained a vigorous defense and counterclaim to date. However, an adverse resolution could result in an after-tax charge to income of up to $2 million. In September 1998, the Company filed an alternate motion to dismiss or for judgment on the pleadings, which was denied by the Court in early 1999. Thereafter, each of the Company and Bradco have filed motions for summary judgment on the merits of the lawsuit and the counterclaim, respectively. The Court has yet to rule on the motions for summary judgment. Discovery in the case is substantially complete. The Court has ruled on certain pretrial motions, but has not yet set a date for trial, pending its ruling on summary judgment. There is no indication from the Court when this will occur.

In January 1998, a subsidiary of the Company and three of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section 1 of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas and the grand jury appearance was postponed indefinitely. In November 1998, the Company's three employees were again notified to appear before a federal grand jury in Ft. Worth, Texas. Such appearance was again postponed indefinitely. Thereafter, the U.S. Attorney's office agreed to an informal interview with an officer of the Company in lieu of formal grand jury testimony. The interview was conducted in June 1999. After the interview, the U.S. Attorney requested additional information from the subsidiary. There has been no further activity since the Company provided these materials to the government in August 1999.

From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course of business litigation will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth fiscal quarter ended October 31, 1999.

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

                            HIGH       LOW
                          -------    -------
    FISCAL 1999
       First Quarter      $13.375    $10.875
       Second Quarter      13.375      8.750
       Third Quarter       12.750     10.000
       Fourth Quarter      12.250      8.125

                            HIGH       LOW
                          -------    -------
    FISCAL 1998
       First Quarter      $19.000    $13.750
       Second Quarter      20.500     14.750
       Third Quarter       22.375     14.875
       Fourth Quarter      16.375      9.563

As of January 10, 2000, there were approximately 64 holders of record of the Common Stock. The Company has never declared or paid a cash dividend on its Common Stock and does not intend to pay any cash dividends on its Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain all earnings to support operations and finance expansion. The Credit Agreement restricts the payment of cash dividends without the prior notice of Bank of America. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Future declaration and payment of dividends, if any, will be determined in light of then current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors.

In June 1998, the Company issued warrants to purchase 200,000 shares of the Company's Common Stock at $20.00 per share to Lee R. Anderson, Sr. as partial consideration for a covenant-not-to-compete entered into by Anderson in connection with the sale of substantially all of the assets and business of APi Supply Company to the Company. The warrants are for a term of five years, commencing on the grant date of June 16, 1998, and are exercisable during the four year period commencing one year from the date of grant. Because the transaction involved a single, sophisticated investor, the warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. The warrants were part of the bargained consideration for the purchase of the APi Supply Company business. The market price for the Common Stock on the date of grant was $15.50 as compared to the strike price of $20.00 for the warrants.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The selected financial data presented below as of October 31, 1999, 1998, 1997, 1996 and 1995 and for each of the five fiscal years ended October 31, 1999, have been derived from audited consolidated financial statements of the Company. The historical data set forth below should be read in conjunction with the consolidated financial statements of the Company, together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           FISCAL YEAR ENDED OCTOBER  31,
                                                                           ------------------------------

                                                        1999              1998           1997            1996           1995
                                                    -----------      -----------     -----------     -----------     -----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     OPERATING DATA:
        Revenue ................................... $ 1,138,377      $   899,217     $   761,590     $   604,710     $   503,691
        Cost of sales .............................     911,588          721,300         611,753         485,595         408,528
                                                    -----------      -----------     -----------     -----------     -----------
        Gross profit ..............................     226,789          177,917         149,837         119,115          95,163
        Operating expenses ........................     184,950          143,835         125,684          95,689          75,927
        Re-engineering & system conversion ........       2,578            1,545
                                                    -----------      -----------     -----------     -----------     -----------
        Income from operations ....................      39,261           32,537          24,153          23,426          19,236
        Interest expense ..........................      11,664            8,019           5,750           3,910           3,376
       Minority interest ..........................        (159)
                                                    -----------      -----------     -----------     -----------     -----------
        Income before income taxes ................      27,756           24,518          18,403          19,516          15,860
        Provision for income taxes ................      10,690            9,224           7,084           7,447           5,985
                                                    -----------      -----------     -----------     -----------     -----------
       Income before extraordinary charge .........      17,066           15,294          11,319          12,069           9,875
                                                    -----------      -----------     -----------     -----------     -----------
Extraordinary charge - early extinguishment
of debt, net of income tax ........................                                                          245
                                                    -----------      -----------     -----------     -----------     -----------
        Net income ................................ $    17,066      $    15,294     $    11,319     $    11,824     $     9,875
                                                    ===========      ===========     ===========     ===========     ===========
      Net income per share before extraordinary
     charge:
               Basic .............................. $      1.97      $      1.65     $      1.23     $      1.36     $      1.22
                                                    ===========      ===========     ===========     ===========     ===========
               Diluted ............................ $      1.94      $      1.61     $      1.20     $      1.30     $      1.15
                                                    ===========      ===========     ===========     ===========     ===========
        Net income per share:
               Basic .............................. $      1.97      $      1.65     $      1.23     $      1.33     $      1.22
                                                    ===========      ===========     ===========     ===========     ===========
               Diluted ............................ $      1.94      $      1.61     $      1.20     $      1.28     $      1.15
                                                    ===========      ===========     ===========     ===========     ===========
        Weighted average shares outstanding:
               Basic ..............................       8,661            9,250           9,195           8,879           8,068
                                                    ===========      ===========     ===========     ===========     ===========
               Diluted ............................       8,816            9,501           9,447           9,249           8,621
                                                    ===========      ===========     ===========     ===========     ===========

                                                                          AS OF OCTOBER 31,
                                                                          -----------------

                                                      1999         1998         1997         1996         1995
                                                   ---------    ---------     --------     --------     --------
                                                                       (DOLLARS IN THOUSANDS)
Balance Sheet Data:
   Accounts receivable, net ...................     $183,453     $148,392     $115,687     $ 92,932     $ 75,502
   Inventories ................................      112,896       99,810       82,298       64,644       51,780
   Total assets ...............................      435,596      361,733      293,251      219,670      175,067
   Accounts payable and accrued expenses ......      125,522      105,002       88,420       69,795       51,679
   Long-term debt, less current maturities ....      155,224      135,051       79,480       52,078       38,264
   Stockholders' equity .......................      133,022      114,965      108,927       95,609       82,986

Other Data:
   Branches ...................................          167          158          145          107           93

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS - PENDING SALE

Please see Item 1. Business- recent Developments for information about the pending acquisition of the Company's outstanding common stock by an investment group consisting of CGW Southeast Partners IV, L.P., an affiliate of Citicorp Venture Capital, LTD. and senior management of the Company. The information contained in this Item 7 including, any "forward-looking statements" is qualified by reference to the information set forth in Item 1. Business - Recent Developments; and Forward Looking Statements.

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

The Company has experienced substantial improvement in its results of operations since its formation in 1991. The Company's revenue has more than doubled from $504 million in fiscal 1995 to $1,138 million in fiscal 1999. This revenue growth has been accomplished largely due to 43 acquisitions completed since October 1992, and increased sales in existing branches. Further, the Company's income from operations has increased from $19.2 million in 1995 to $39.3 million in 1999, a compound annual growth rate of 19.6%.

Gross profit as a percentage of revenue increased from 18.9% in fiscal 1995 to 19.9% in fiscal 1999 which resulted primarily from the product and sales mix of acquired businesses. The businesses acquired by the Company since October 1992 typically either have had product lines consisting of narrow assortments of commodity products or have had a relatively high proportion of products distributed through direct shipments from manufacturers. Both of these characteristics result in lower selling margins and a lower gross profit as a percentage of revenue. In implementing its operating strategy for acquired businesses, management focuses on improving gross profit as a percentage of revenue, which requires the integration of additional higher margin product lines. This process takes time to implement because of market conditions, suppliers' territorial restrictions and conversion of customers' buying requirements and habits. The Company historically has been able to improve the gross profit margins of acquired businesses and anticipates further improvements as additional product mix, pricing and sales mix changes are implemented. The growth of the Company through its acquisition strategy since 1991 has reduced the contribution of its Ashley subsidiary as a percentage of the total operation. Ashley is a specialty products distributor and operates with significantly higher gross profit margins.

The net effect of these various factors has been a significant increase in the Company's income from operations from $19.2 million in fiscal 1995 to $39.3 million in fiscal 1999. However, the increased gross profit margin discussed previously was offset by an increase in operating expenses, which resulted in a decrease in income from operations as a percentage of revenue from 3.9% in fiscal 1995 to 3.5% in 1999. The operating margin decrease is primarily the result of operating expenses associated with the software/systems development and business process re-engineering project in the Cameron division which was $2.6 million in fiscal 1999. While unable to accurately calculate the impact, management believes the Company's operating expense levels were also adversely affected by the disruption to operations by the business process re-engineering project. Implementation of the new system requires significant changes in the day-to-day handling of normal transactions and results in inefficiencies and increased costs in the months following initial implementation. Management expects that operating costs as a percent of sales will improve as branch personnel become more experienced in operating the new system.

Management had previously budgeted $23 million for the new information system and related re-engineering effort in its Cameron division and expects the project to be completed near that cost estimate during 2000. The project will require approximately $5.3 million in cost that will be expensed, with the balance being capitalized. Total project pre- tax expenses were $1.5 million and $2.6 million in fiscal years 1998 and 1999, respectively. Management expects $1.1 million of project expenses in fiscal 2000. Management expects the new information system, after its implementation, to begin to produce productivity savings beginning in the third quarter of fiscal 2000 and provide the necessary technology infrastructure to allow the Company to continue its growth strategy.

The following table sets forth information regarding certain components of revenue for the periods presented in "Selected Financial Data."

                                                               FISCAL PERIODS ENDED OCTOBER 31
                                             1999          1998          1997            1996          1995
                                           --------      --------      --------        --------      --------
Revenue ..............................        100.0%        100.0%        100.0%          100.0%        100.0%
Cost of sales ........................         80.1          80.2          80.3            80.3          81.1
                                           --------      --------      --------        --------      --------
Gross profit .........................         19.9          19.8          19.7            19.7          18.9
Operating expenses ...................         16.2          16.0          16.5            15.8          15.0
Re-engineering & system conversion ...          0.2           0.2
                                           --------      --------      --------        --------      --------
Income from operations ...............          3.5           3.6           3.2(1)          3.9           3.9
Interest expense .....................          1.0           0.9           0.8             0.7           0.7
                                           --------      --------      --------        --------      --------
Income before income taxes ...........          2.5           2.7           2.4             3.2           3.2
Provision for income taxes ...........          0.9           1.0           0.9             1.2           1.2
                                           --------      --------      --------        --------      --------
Income before extraordinary charge ...          1.6%          1.7%          1.5%            2.0%          2.0%
                                           ========      ========      ========        ========      ========

(1) Includes the effect of charges of 0.7% of revenue, as discussed below.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

The comparability of operating results between fiscal year 1999 and fiscal year 1998 is affected by several events which occurred during those periods (collectively referred to as the "Net Acquisition Activity"). These events include: 1) the discontinuation of the Company's financing subsidiary, Cameron Ashley Financial Services ("CAFS") in 1998, 2) the acquisition of seven businesses during fiscal 1998 at a total cost of $48.8 million, 3) the acquisition of four businesses during fiscal 1999 at a total price of approximately $20.0 million, and 4) the increase in ownership of Field Marketing, Inc., from 33% to 70.17% during 1999.

Revenues increased 26.6% from $899.2 million in 1998, to $1,138.4 million in 1999, an increase of $239.2 million. Of the increase in revenues, $56.1 million resulted from an 6.4% increase in same store revenues. The remaining increase in revenues is from the Net Acquisition Activity, specifically the acquisitions done during 1998, which were only partially reflected in the 1998 numbers, while revenues for the full period are shown in the 1999 results.

Gross profit increased from $177.9 million in 1998 to $226.8 million in 1999, an increase of 27.5%. Gross profit as a percentage of net sales increased to 19.9% in 1999 as compared to 19.8% in 1998, due primarily to changes in overall product mix.

Operating expense increased from $143.8 million in 1998, to $184.9 million in 1999. Operating expenses include both expenses directly attributable to branch operations and corporate expenses. The increase is primarily a result of the increased operations as a result from the Net Acquisition Activity mentioned above. As a percentage of net sales, operating expenses increased from 16.0% in 1998, to 16.2% in 1999. A portion of the increase is a result of increased employee costs and increased vehicle and transportation costs. Other operating expenses incurred for re-engineering and system conversion costs totaled $2.6 million in 1999, compared to $1.5 million a year ago. As a percent of revenue these expenses remained flat at 0.2% for both 1998 and 1999. The full impact of the business process re-engineering project on operating expenses cannot be accurately calculated. However, Management believes operating expenses were adversely affected and expects operating costs as a percentage of sales to improve following full implementation of the new system.

Total operating expenses, including those associated with re-engineering and the system conversion, increased from $145.4 million in 1998, to $187.5 million in 1999. Included in the operating expenses in 1998 is a charge of $2.5 million for pre-tax costs associated with the termination of issuing customer loans by CAFS. There were no charges in 1999 related to CAFS.

Income from operations increased 20.7% from $32.5 million to $39.3 million in 1999, due to the reasons previously discussed. The direct re-engineering and system conversion costs effectively reduced income from operations by 6.2% in 1999 and 4.5% in 1998. Including all activity, the income from operations as a percentage of revenues dropped slightly from 3.6% in 1998 to 3.5% in 1999.

Interest expense increased from $8.0 million in 1998 to $11.7 million in 1999. The increase is in conjunction with the increase in long-term debt, which was the result of the Net Acquisitions Activity mentioned previously. Total long-term debt, including current maturities, was $137.4 million on October 31, 1998, and $170.1 million on October 31, 1999.

As a result of the above factors, income before income taxes increased 13.2% from $24.5 million in 1998 to $27.8 million in 1999. Net income increased 11.6% from $15.3 million in 1998 to $17.1 million in 1999, an increase of $1.8 million. Net income as a percentage of revenue decreased from 1.7% in 1998 to 1.6% in 1999. Diluted EPS increased from $1.61 per share in 1998 to $1.94 per share in 1999.

The aggregate tax rate net of minority interest increased from 37.6% in fiscal 1998 to 38.7% in fiscal 1999. During 1998, the Company recorded a deferred tax benefit attributable to prior year acquisitions.

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

o Also in fiscal 1998, the Company terminated its CAFS U.S. operations. CAFS reported $2.5 million of pre-tax losses.

o In the fourth quarter of fiscal 1997, the Company recorded pre-tax charges to operations of $5.6 million. These charges consisted primarily of $3.6 million for the merger of four branches in Oregon and Texas and the closure of a small mill operation in Arizona and a $2.0 million writeoff of unamortized costs related to the Company's management information system and certain costs associated with the evaluation of the new system. These charges increased cost of sales by $0.5 million and operating expenses by $5.1 million.

Revenue increased 18.1% from $761.6 million in 1997 to $899.2 million in 1998. This increase was due primarily to the 1998 year containing a full 12 months of sales from the 38 branches acquired or opened in fiscal 1997, as well as the incremental sales from the 17 branches acquired or opened in fiscal 1998. Same-branch sales growth of 2.4%, compared to zero same-branch sales growth in 1997, also contributed to the revenue increase. The 1998 same-branch sales growth was driven by a 3.6% increase at the Cameron division.

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

As a result of the above factors, income before taxes increased 33.2% from $18.4 million in 1997 to $24.5 million in 1998. Net income increased 35.1% from $11.3 million in 1997 to $15.3 million in 1998, and net income as a percentage of revenue increased 0.2% from 1.5% in 1997 to 1.7% in 1998. Diluted earnings per share increased from $1.20 per share in the 1997 period to $1.61 per share in the 1998 period, a 34.2% increase.

The aggregate tax rate decreased from 38.5% in fiscal 1997 to 37.6% in fiscal 1998. During 1998, the Company recorded a deferred tax benefit attributable to prior year acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for capital resources have been to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash and are subsequently used to pay down debt. During the fourth quarter of fiscal 1997, the Company initiated a business process re-engineering project that includes the implementation of a new computer system and is estimated to cost approximately $23 million. Management expects this system to be fully implemented during second calendar quarter 2000 and has incurred $21 million through October 31, 1999, on this project. The Company had $155.2 million of long- term debt, less current maturities, outstanding as of October 31, 1999.

Under the terms of the Senior Notes and the Revolver, the Company is subject to various restrictive covenants regarding, among other things, payment of any dividends, capital expenditures limitations, incurrence of indebtedness from others in excess of certain amounts and consummation of any merger or acquisitions of an entity that is not engaged in the building materials distribution business without the consent of the lenders. Financial covenants include, but are not limited to, maintaining current ratios, minimum net worth ratios, fixed charges ratios and debt to cash flow ratios. The Company was in compliance with the restrictive covenants contained in its various credit agreements at October 31, 1999. It is anticipated that the Senior Notes and the Revolver will be refinanced pursuant to commitments obtained by the investment group which as agreed to acquire the Company's outstanding common stock in the pending sale transaction. Otherwise, the consent of the various lenders under the Company's current credit agreements would be required to complete the pending transaction.

Net cash generated from operating activities was $14.4 million and $19.3 million for the year ended October 31, 1999 and 1998, respectively. In 1998, $4.3 million increase in operating cash flow was due to the termination of CAFS and the sale of its loan properties. Capital expenditures were $19.4 million and $10.1 million for the year ended October 31, 1999 and 1998, respectively. Four acquisitions were made in fiscal 1999 for $20.0 million, and seven acquisitions were made in fiscal 1998 for $48.8 million.

Except as affected by the pending sale transaction, the Company believes that its current cash position, funds from operations and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued certain new pronouncements during 1999 that have various disclosure or reporting requirements. See Note 2 to the Consolidated Financial Statements of the Company for a discussion of the new standards.

SEASONALITY AND QUARTERLY FINANCIAL INFORMATION

The business of the Company is, to a significant degree, seasonal. Because a substantial portion of the building products distributed by the Company are intended for exterior use, sales by the Company tend to be lower during periods of inclement weather; this is particularly true with respect to the Company's Canadian and Northern United States operations. Accordingly, weather conditions occurring during the first and second quarters (November-April) of the Company's fiscal year usually result in the generation of lower sales revenues during those time periods than in other periods of the Company's fiscal year. The Company anticipates that these seasonal fluctuations will continue in the future.

The following table sets forth selected quarterly financial information. This information is derived from unaudited financial statements of the Company and includes, in the opinion of management, only normal and recurring adjustments that management considers necessary for a fair statement of the results for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. Quarterly results have been adjusted to reflect change in method of accounting for the Company's investment in Field Marketing, Inc., which increased to a 70% ownership during 1999, (see Note 3 to the consolidated financial statements of the Company). This adjustment had no effect on net income or diluted earnings per share.

                                                             FISCAL 1999
                                             1ST           2ND         3RD           4TH
                                           QUARTER       QUARTER     QUARTER       QUARTER
                                          ---------    ----------   ----------   ----------
                                        (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)

Revenue .................................$  223,417    $  270,103   $  320,992   $  323,865
Gross profit ............................    44,740        54,097       63,296       64,656
Operating expenses ......................    42,167        45,607       48,836       50,918
Income from operations ..................     2,573         8,490       14,460       13,738
Net income ..............................       (43)        3,477        6,662        6,970
Net income per share - diluted ..........      0.00          0.40         0.76         0.78

Gross profit as a percentage
  of revenue ............................      20.0%         20.0%        19.7%        19.9%
Operating expenses as a percentage
  of revenue ............................      18.9%         16.9%        15.2%        15.7%
Income from operations as a percentage
  of revenue ............................       1.1%          3.1%         4.5%         4.2%

                                                                    FISCAL 1998
                                                  1ST           2ND           3RD            4TH
                                                QUARTER       QUARTER       QUARTER        QUARTER
                                              -----------    ---------     ----------    -----------
                                              (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)

Revenue ....................................   $  167,090    $  196,896    $  249,322    $  285,909
Gross profit ...............................       33,918        39,547        48,790        55,662
Operating expenses .........................       31,324        33,140        37,609        43,307
Income from operations .....................        2,594         6,407        11,181        12,355
Net income .................................          640         2,748         5,365         6,541
Net income per share - diluted .............         0.07          0.29          0.56          0.72

Gross profit as a percentage
  of revenue ...............................         20.3%         20.1%         19.6%         19.5%
Operating expenses as a percentage
  of revenue ...............................         18.7%         16.9%         15.1%         15.1%
Income from operations as a percentage
  of revenue ...............................          1.6%          3.3%          4.5%          4.3%

YEAR 2000 COMPLIANCE

The Company utilizes a significant number of computer software programs and information systems in its internal operations, including applications used in financial business systems and various administration functions ("IT systems"). The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-IT systems"), for example equipment or mechanical systems which contain embedded technology such as microcontrollers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications could be necessary for proper continuous performance. This potential problem is commonly referred to as the Year 2000 compliance issue.

During 1998 and 1999 the management of the Company completed evaluation of the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. The Company has experienced no material adverse effects from Year 2000 issues to date. All computer systems, telephone, facsimile systems, and security systems are functioning normally. Management does not anticipate any significant Year 2000 issues to occur.

Major IT Systems. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division. The new system is operational and is being implemented on a gradual rollout basis in all of the Company's branch locations. The implementation is scheduled to be completed by second calendar quarter 2000.

Costs to Address Year 2000 Issues. It is important to note that, although Year 2000 compliance was a necessary byproduct of the Cameron division system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance from the total system conversion project budget.

As of October 31, 1999, the costs of the new information system and related re-engineering project in the Cameron division were approximately $21.0 million. The Company currently expects that the final project cost to be approximately $23 million. The Company's results of operations reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re- engineering project is cash generated by operations and borrowings under existing bank facilities.

The costs of Year 2000 compliance verification and testing in the Company, and the costs for making other IT systems and non-IT systems Year 2000 compliant, have not been material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure to market risk associated with trading or other market risk sensitive instruments. The majority of the Company's debt is at a fixed rate and, thus, is not exposed to interest rate risk.

In February 1998, the Company's Canadian subsidiary entered into a cross currency swap on $7.0 million of its U.S. dollar denominated unsecured senior notes to reduce its exposure to foreign currency fluctuations. The Company initially paid $7.0 million in exchange for Canadian $10.1 million which amounts will be repaid at the termination date of September 16, 2004. The Company will pay at a fixed rate of 6.45% and receive a fixed rate of 6.71%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF REGISTRANT:

CAMERON ASHLEY BUILDING PRODUCTS, INC.
Independent Auditors' Report .................................................................   21
Consolidated Balance Sheets, October 31, 1999 and 1998 .......................................   22
Consolidated Statements of Income and Comprehensive Income
for the Years Ended October 31, 1999, 1998 and 1997 ..........................................   23
Consolidated Statements of Stockholders' Equity
for the Years Ended October 31, 1999, 1998 and 1997 ..........................................   24
Consolidated Statements of Cash Flows for the Years Ended October 31, 1999, 1998 and 1997 ....   25
Notes to Consolidated Financial Statements ...................................................   26
Independent Auditors' Report on Financial Statement Schedule  ................................   46
Supplemental Consolidating Information:
    Schedule II - Valuation and Qualifying Accounts ..........................................   47
    Index to Exhibits ........................................................................   48

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cameron Ashley Building Products,
Inc.:

We have audited the accompanying consolidated balance sheets of Cameron Ashley Building Products, Inc. and subsidiaries (the "Company") as of October 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, stockholders' equity and of cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cameron Ashley Building Products, Inc. and subsidiaries at October 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Dallas, Texas
December 22, 1999, (January 24, 2000, as to Note 16)

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                           OCTOBER 31,
                                                                                       --------------------
                                                                                         1999       1998
                                                                                       --------    --------
                                                                                          (IN THOUSANDS,
                                                                                       EXCEPT SHARE AMOUNTS)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................................             $      3    $  3,706
  Accounts receivable, less allowances of $4,623 in 1999 and $3,214 in
      1998 ...............................................................              183,453     148,392
  Inventories ............................................................              112,896      99,810
  Prepaid expenses and other assets ......................................                2,314       1,999
  Deferred income taxes ..................................................                5,064       3,703
                                                                                       --------    --------
Total current assets .....................................................              303,730     257,610

PROPERTY, PLANT AND EQUIPMENT, NET .......................................               63,040      50,454

INTANGIBLE ASSETS, NET ...................................................               67,244      48,865

OTHER ASSETS .............................................................                1,582       4,804
                                                                                       --------    --------
TOTAL ....................................................................             $435,596    $361,733
                                                                                       ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................................   $ 97,828    $ 80,950
  Accrued expenses .................................................................     27,694      24,052
  Line of credit ...................................................................      4,896
  Current maturities of debt .......................................................     10,014       2,346
                                                                                       --------    --------
Total current liabilities ..........................................................    140,432     107,348

LONG-TERM DEBT, LESS CURRENT MATURITIES ............................................    155,224     135,051
MINORITY INTEREST ..................................................................        476
DEFERRED INCOME TAXES ..............................................................      6,442       4,369
                                                                                       --------    --------
  Total liabilities ................................................................    302,574     246,768
                                                                                       --------    --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock; authorized 100,000 shares; no shares issued and outstanding
  Common stock, no par value; authorized 20,000,000 shares; 9,882,000 and
  9,834,000 shares issued in 1999 and 1998,
  respectively .....................................................................     64,700      64,329
  Treasury stock 1,190,000 shares, at cost, ........................................    (13,633)    (13,633)
  Accumulated comprehensive income .................................................       (867)     (1,487)
  Retained earnings ................................................................     82,822      65,756
                                                                                       --------    --------
      Total stockholders' equity ...................................................    133,022     114,965
                                                                                       --------    --------
      TOTAL ........................................................................   $435,596    $361,733
                                                                                       ========    ========


                 See notes to consolidated financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                     YEAR ENDED OCTOBER 31,
                                                                           -----------------------------------------
                                                                               1999           1998           1997
                                                                           -----------    -----------    -----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE ................................................................   $ 1,138,377    $   899,217    $   761,590
COST OF SALES ..........................................................       911,588        721,300        611,753
                                                                           -----------    -----------    -----------
 GROSS PROFIT ..........................................................       226,789        177,917        149,837
OPERATING EXPENSES .....................................................       184,950        143,835        125,684
RE-ENGINEERING & SYSTEM CONVERSION .....................................         2,578          1,545              0
                                                                           -----------    -----------    -----------
INCOME FROM OPERATIONS .................................................        39,261         32,537         24,153
INTEREST EXPENSE .......................................................        11,664          8,019          5,750
MINORITY INTEREST ......................................................          (159)             0              0
                                                                           -----------    -----------    -----------
INCOME BEFORE INCOME TAXES .............................................        27,756         24,518         18,403
PROVISION FOR INCOME TAXES .............................................        10,690          9,224          7,084
                                                                           -----------    -----------    -----------
NET INCOME .............................................................        17,066         15,294         11,319
                                                                           -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME:
   FOREIGN CURRENCY TRANSLATION ADJUSTMENTS,
   net of income tax expense (benefits) of $388, ($784) and ($116)  ....           620         (1,301)          (186)
                                                                           -----------    -----------    -----------
COMPREHENSIVE INCOME ...................................................   $    17,686    $    13,993    $    11,133
                                                                           ===========    ===========    ===========

NET INCOME PER SHARE:
      BASIC ............................................................   $      1.97    $      1.65    $      1.23
                                                                           ===========    ===========    ===========
      DILUTED ..........................................................   $      1.94    $      1.61    $      1.20
                                                                           ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC ............................................................         8,661          9,250          9,195
                                                                           ===========    ===========    ===========
      DILUTED ..........................................................         8,816          9,501          9,447
                                                                           ===========    ===========    ===========


                See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        COMMON STOCK
                                                   -------------------------                            ACCUMULATED
                                                                               RETAINED     TREASURY   COMPREHENSIVE
                                                        SHARES       VALUE     EARNINGS       STOCK    INCOME (LOSS)    TOTAL
                                                       ---------   ---------   ---------    ---------  -------------  ---------
                                                                                   (IN THOUSANDS)


   BALANCE AS OF NOVEMBER 1, 1996 ..................       9,477   $  60,641   $  39,143    $  (4,175)   $       0    $  95,609

   Proceeds from exercise of stock options
      including tax benefits of $1,059 .............         255       2,198                                              2,198
   Proceeds from employee stock
      purchase plan ................................          13         108                                                108
   Purchase of treasury stock (8,547 shares)  ......                                             (121)                     (121)
   Net income ......................................                              11,319                                 11,319
   Comprehensive income ............................                                                          (186)        (186)
                                                       ---------   ---------   ---------    ---------    ---------    ---------

   BALANCE AS OF NOVEMBER 1, 1997 ..................       9,745      62,947      50,462       (4,296)        (186)     108,927

   Proceeds from exercise of stock options
      including tax benefits of $208  ..............          71         913                                                913
   Proceeds from employee stock
      purchase plan ................................          18         239                                                239
Purchase of treasure stock (749,000) ...............                                           (9,337)                   (9,337)
   Issuance of stock warrants
      to acquire business ..........................                     230                                                230
   Net income ......................................                              15,294                                 15,294
   Comprehensive income ............................                                                        (1,301)      (1,301)
                                                       ---------   ---------   ---------    ---------    ---------    ---------

   BALANCE AS OF NOVEMBER 1, 1998 ..................       9,834      64,329      65,756      (13,633)      (1,487)     114,965

   Proceeds from exercise of stock options
      including tax benefits of $28 ................          10          54                                                 54
   Proceeds from employee stock
      purchase plan ................................          38         317                                                317
   Net income ......................................                              17,066                                 17,066
   Comprehensive income ............................                                                           620          620
                                                       ---------   ---------   ---------    ---------    ---------    ---------

   BALANCE AS OF OCTOBER 31, 1999 ..................       9,882   $  64,700   $  82,822    $ (13,633)   $    (867)   $ 133,022
                                                       =========   =========   =========    =========    =========    =========


                See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED OCTOBER 31,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income .....................................................   $ 17,066    $ 15,294    $ 11,319
  Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization ..............................     12,511      10,071       9,287
      Loss on sale of property and equipment .....................         18          12           2
      Deferred income taxes ......................................        669       1,998      (1,522)
      Changes in assets and liabilities, net of acquisitions:
             Accounts receivable .................................    (20,170)    (11,031)     (3,689)
             Notes receivable held for sale ......................          0      16,462     (16,462)
             Inventories .........................................     (4,831)        995        (642)
             Prepaid expenses and other assets ...................         84         775         957
             Accounts payable and accrued expenses ...............     11,455      (2,426)      5,403
             Warehouse line of credit ............................          0     (12,189)     12,189
             Other current liabilities ...........................     (2,445)       (706)       (157)
                                                                     --------    --------    --------
             Net cash provided by operating activities ...........     14,357      19,255      16,685
                                                                     --------    --------    --------

INVESTING ACTIVITIES:
  Cash paid for acquisitions .....................................    (18,511)    (47,381)    (33,034)
  Purchases of property, plant and equipment .....................    (19,426)    (10,110)    (11,236)
  Investment in affiliate ........................................     (3,874)       (442)     (2,640)
  Other ..........................................................         24          29         (16)
                                                                     --------    --------    --------
         Net cash used in investing activities ...................    (41,787)    (57,904)    (46,926)
                                                                     --------    --------    --------

FINANCING ACTIVITIES:
  Net borrowings .................................................     23,581      50,920      24,797
  Repayments of seller financing of acquired businesses ..........     (1,640)     (1,279)       (566)
  Proceeds from employee stock purchase plan .....................        317         239         108
  Exercise of stock options ......................................         54         913       2,198
  Purchase of treasury stock .....................................          0      (9,337)       (121)
  Other ..........................................................      1,415           0        (354)
                                                                     --------    --------    --------
         Net cash provided by financing activities ...............     23,727      41,456      26,062
                                                                     --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ....................................................     (3,703)      2,807      (4,179)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ..............................................      3,706         899       5,078
                                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ...........................   $      3    $  3,706    $    899
                                                                     ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for interest .....................................   $ 11,885    $  7,736    $  5,913
                                                                     ========    ========    ========
      Cash paid for income taxes .................................   $ 13,517    $  6,230    $  7,046
                                                                     ========    ========    ========
      Debt of acquired business ..................................   $  1,490    $  1,435    $  8,877
                                                                     ========    ========    ========
      Stock warrants issued to acquire businesses ................   $      0    $    230    $      0
                                                                     ========    ========    ========


                See notes to consolidated financial statements.

CAMERON ASHLEY BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cameron Ashley Building Products, Inc., and its majority owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

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

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is recorded at cost. Costs associated with major additions are capitalized and depreciated. Upon disposal, the cost of properties and related accumulated depreciation are removed from the accounts, with gains and losses reflected in earnings. Assets are generally depreciated on the straight-line method over the estimated service lives of the related assets, which range from 1 to 25 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease. Management routinely evaluates its recorded investments for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to the Disposed Of," based on projected undiscounted cash flows and other methods when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes the investments to be recoverable.

RE-ENGINEERING AND SYSTEM CONVERSION COSTS. All costs incurred in connection with re-engineering, training, and business process improvement activities are expensed as incurred including all related internal and third party costs. System conversion costs and the costs of new hardware and software are accounted for in accordance with the Financial Accounting Standards Board's Emerging Issue Task Force Issue No. 97-13 and the American Institute of Certified Public Accountants' Statement of Position 98-1.

INTANGIBLE ASSETS. Intangible assets consist primarily of noncompete agreements, which are recorded at cost and are amortized over periods of three to five years, the contractual term of the agreements, and goodwill, which is primarily amortized over 25 years. Goodwill relates primarily to market entry and the earnings potential of acquired branches. If branches were closed, sold, or had sustained poor performance, goodwill related to such market would be evaluated for impairment based upon undiscounted cash flows from the specific geographic area. During fiscal 1999, there was no change in estimated useful life or recoverability of any intangible assets.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT. Included in other comprehensive income is the unrealized adjustments resulting from translating the financial statements of the Company's foreign subsidiary. The functional currency of the Company's foreign subsidiary is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year.

REVENUE RECOGNITION. Sales are recorded at the time merchandise is delivered and are reported net of estimated payment discounts and returns and allowances.

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

CONCENTRATION OF CREDIT RISK. The Company is engaged in the distribution of building products throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

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

INCOME PER SHARE. The computation of basic and diluted income per share is computed by dividing net income by the weighted average shares outstanding during the period (see Note 10). Common stock equivalents are included in the computation if they are dilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not have a significant impact on the Company's financial position or results of operations.

The FASB also issued in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Prior periods have been restated to reflect the adoption of SFAS No. 131, which has no impact on the Company's financial position or results of operations. (See Note
14)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The portion of all hedges not effective in achieving offsetting changes in fair value is recognized in earnings. In June 1999, the FASB issued SFAS No. 137 which defers the implemenation date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed an evaluation of the impact of the provisions of this statement on the Company's financial statements.

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

During fiscal 1997, eight businesses were acquired at a total cost of $41.9 million. During fiscal 1998, seven businesses were acquired at a total cost of $48.8 million, including the purchase of certain assets and liabilities of APi Supply Company ("APi") as of June 15, 1998, for $35.3 million cash and $.8 million in debt assumed. Additionally, the company issued warrants to purchase 200,000 shares of the Company's common stock at $20.00 per share as consideration for a noncompete agreement with APi's previous owner. These warrants are fully vested on the first anniversary and expire on the fifth anniversary of the acquisition date. During fiscal 1999, four businesses were acquired at a total cost of $20.0 million. Pro forma revenue as if the 1999 acquisitions had occurred at the beginning of the year would have been $1,155.6 million and $1,004.7 million for 1999 and 1998, respectively. Pro forma results of operations and income per share for these acquisitions are not presented due to the immaterial effect on historical results.

On October 31, 1997, the Company acquired a one-third interest in Field Marketing, Inc., ("FMI") for $2.6 million. During 1999, the Company increased its interest in FMI to approximately 70% through additional stock purchases totaling $3.5 million. The seller may put the remaining stock and the Company may call such stock under certain conditions at prices based upon future performance. FMI provides certain marketing services to the Company. FMI was paid $225,000 in 1999 and $9,000 in 1998 for marketing services. Concurrent with attaining majority ownership, the Company changed from the equity method of accounting to consolidation. Pro forma revenue as if the change in interest had occurred at the beginning of the year would increase by $7.8 million.

4. INVENTORIES

The Company values its inventories using the LIFO method. Had the Company used the first-in, first-out ("FIFO") method, inventories would have been approximately $2,315,000 and $1,936,000 higher at October 31, 1999 and 1998, respectively. Under FIFO, income from operations for the year ended October 31, 1999 would have been higher by approximately $369,000, for the year ended October 31, 1998 would have been lower by approximately $691,000, and for the year ended October 31, 1997 would have been higher by approximately $400,000.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at October 31:

                                USEFUL LIVES (YEARS)   1999      1998
                                --------------------  ------    ------
Land .........................        --            $  3,730  $  3,723
Buildings and improvements ...        25              22,721    22,597
Machinery and equipment ......     3 to 10            14,181    13,205
Furniture and fixtures .......     3 to 7             31,613    19,852
Transportation equipment .....     5 to 7             22,758    19,029
Other ........................        1                  517       347
                                                    --------  --------
                                                      95,520    78,753

Accumulated depreciation ........................    (32,480)  (28,299)
                                                    --------  --------
Property, plant and equipment, net...............   $ 63,040  $ 50,454
                                                    ========  ========

Included in property and equipment at October 31, 1999 and 1998, is $9,959,000 and $7,798,000, respectively, of equipment under capital leases.

Intangible assets consist of the following at October 31:

                                               1999         1998
                                             --------    --------
Noncompete agreements ....................   $  3,423    $  3,424
Goodwill .................................     73,808      52,728
Other ....................................      1,606       1,397
                                             --------    --------
                                               78,837      57,549
Accumulated amortization .................    (11,593)     (8,684)
                                             --------    --------
        Intangible assets, net ...........   $ 67,244    $ 48,865
                                             ========    ========

7. DEBT

Debt consists of the following at October 31:

                                                                                                1999         1998
                                                                                             ---------    ---------
Senior Debt:
    Unsecured Senior Notes with maturities and interest rates as follows:
          $10,000 due April 15, 2001 bearing interest at 6.79% $15,000 due April
          15, 2002 bearing interest at 6.79%
              with scheduled payments of $5 million on April 15, 2000
              and April 15, 2001
          $10,000 due April 15, 2003 bearing interest at 7.21% $15,000 due April
          15, 2006 bearing interest at 7.61% $3,000 due April 7, 2004 bearing interest at 6.71% $63,000 due April 7, 2010 bearing interest at 6.90%
              with payments of $12.6 million beginning April 7, 2006 $10,000
          (Canadian $) due October 7, 2004 bearing interest at 6.45% $7,000 due
          October 7, 2004 bearing interest at 6.71%
    Interest is due semi-annually, with an average interest rate of 6.93% ................   $ 129,797    $ 129,050

    Bank of America (as lead agent):
       Revolving credit note due January 15, 2002; unsecured;
          interest is due quarterly at the LIBOR rate or Banker's
          acceptance rate plus 0.50% to 2.0%, or at a base rate
          (defined in the agreement as prime).  At October 31,
          1999 and 1998, the interest rate was 7.32% and 8.00% respectively ..............      26,192        2,500



    Revolving credit note due April 30, 2000, secured, interest paid monthly
    at prime plus 0.5% at October 31, 1999, and the interest rate was 8.75% ..............   $   4,896            0
    Seller financing of acquired business:
    Various terms, interest rates ranging from 6% to 9% ..................................       2,315          369


    Other, including capital leases (see Note 9) .........................................       6,934        5,478
                                                                                             ---------    ---------
                                                                                               170,134      137,397

    Less current maturities ..............................................................     (14,910)      (2,346)
                                                                                             ---------    ---------
    Long-term debt .......................................................................   $ 155,224    $ 135,051
                                                                                             =========    =========

In February 1999, the Company's Canadian subsidiary entered into a cross currency swap on $7.0 million of its U.S. dollar denominated unsecured senior notes to reduce its exposure to foreign currency exchange rate fluctuations. The Company initially paid $7.0 million in exchange for Canadian $10.1 million which amounts will be repaid at the termination date of September 16, 2004. The Company will pay at a fixed rate of 6.45% and receive a fixed rate of 6.71%. The swap agreement did not have a material effect on the Company's operations during 1999.

The seller notes payable are subordinated to the obligations under the Bank of America agreement.

In March 1999, the Company amended the credit facility with Bank of America and other banks (collectively referred to as "Bank of America"). The financing agreement with Bank of America covers a revolving line of credit up to $80 million U.S. dollars and $25 million Canadian dollars. The financing agreement restricts distributions to stockholders to 50% of net income, issuance of stock by the Company's subsidiaries, the assumption of debt and liens by the Company's subsidiaries, and requires compliance with certain financial ratios and covenants. The obligations of the

Company to Bank of America are unsecured. The Bank of America revolving credit note also requires the Company to pay a quarterly commitment fee on the unused balance ranging from 0.2% to 0.5% on the difference between the revolving commitment and revolving advances outstanding. At October 31, 1999 and 1998, the Company had letters of credit of $1.3 million and $2.3 million issued under this credit facility.

Aggregate maturities of long-term debt during the fiscal years subsequent to October 31, 1999 are as follows:

       2000........................................................$   14,910
       2001........................................................    18,738
       2002........................................................    31,689
       2003........................................................    10,000
       2004........................................................    16,797
          Thereafter...............................................    78,000
                                                                     --------
              Total................................................$  170,134

8.    INCOME TAXES

The provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and minority interest differs from the actual provision for income taxes as set forth below for the years ended October 31:

                                                        1999                       1998                     1997
                                                      ---------                  --------                 --------
                                                       AMOUNT       PERCENT       AMOUNT      PERCENT      AMOUNT       PERCENT
                                                      ---------    ---------     --------    ---------    --------     ---------
Income taxes at statutory rates ..................   $    9,660       35.0%     $    8,580       35.0%   $    6,441       35.0%
State taxes based on income net of
  federal income tax benefit .....................          801        2.9%            225        0.9%          424        2.3%
Other.............................................          229        0.8%            419        1.7%          219        1.2%
                                                     ----------       ----      ----------       ----    ----------       ----
      Total income tax expense....................   $   10,690       38.7%     $    9,224       37.6%   $    7,084       38.5%
                                                     ==========       ====      ==========       ====    ==========       ====

     The provision for income taxes consists of the following:

Current year income taxes:

          United States ......                        $  9,523                  $  6,717                 $  8,459
          Foreign ............                             455                       576                      147

Deferred income taxes:

          United States ......                             894                     1,635                   (2,144)
          Foreign ............                            (182)                      296                      622
                                                      --------                  --------                 --------

Total income tax expense .....                        $ 10,690                  $  9,224                 $  7,084
                                                      ========                  ========                 ========

The components of the deferred tax assets (liabilities) consist of the following at October 31:

                                                                                   1999         1998
                                                                                ----------   ----------
Allowance for doubtful accounts ...                                             $    2,050   $    1,436
Inventory .........................                                                     46         (154)
Accrued liabilities ...............                                                  2,639        2,330
Sales returns and allowances ......                                                     85           51
Other .............................                                                    244           40
                                                                                ----------   ----------
  Current .........................                                                  5,064        3,703
                                                                                ----------   ----------

Property, plant and equipment .....                                                 (5,146)      (3,843)
Deferred charges ..................                                                   (539)        (363)
Other .............................                                                   (757)        (163)
                                                                                ----------   ----------
Noncurrent ........................                                                 (6,442)      (4,369)
                                                                                ----------   ----------
   Total ..........................                                             $   (1,378)  $     (666)
                                                                                ==========   ==========


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

9.    COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under noncancellable lease agreements during the years subsequent to October 31, 1999 are as follows:

                                            CAPITAL      OPERATING
                                             LEASES        LEASES
                                           ----------    ----------
2000                                       $    3,902    $   10,069
2001                                            2,987         8,099
2002                                              491         6,574
2003                                               --         4,419
2004                                               --         2,685
Thereafter                                         --         2,994
                                           ----------    ----------
Total minimum lease payments                    7,380    $   34,840
                                                         ==========
Amount representing interest                     (462)
                                            ----------
Present value of minimum lease payments
(including current portion of $3,551)       $    6,918
                                            ==========

During the years ended October 31, 1999, 1998, and 1997, the Company incurred rent expense of approximately $12,684,000, $8,642,000, and $8,468,000 respectively.

On November 3, 1997, Bradco Supply Corporation ("Bradco") of Avenel, New Jersey filed suit against the Company in the Superior Court of New Jersey, alleging various contractual claims arising out of the terms of a letter of intent dated October 2, 1997 executed by Bradco and the Company pertaining to the acquisition of Bradco by the Company. Bradco has alleged, among other things, a breach and unilateral termination of the letter of intent by the Company and seeks to recover as damages a $3 million "walk-away" fee under the terms of the letter of intent. In December 1997, the Company removed the Bradco lawsuit to the United States District Court, New Jersey District. Thereafter, the Company filed a counterclaim for fraud, among other claims, seeking to recover its out of pocket transaction expenses. Management believes the Bradco action is without merit and has maintained a vigorous defense and counterclaim to date. However, an adverse resolution could result in an after-tax charge to income of up to $2 million. In September 1998, the Company filed an alternate motion to dismiss or for judgment on the pleadings, which was denied by the Court in early 1999. Thereafter, each of the Company and Bradco have filed motions for summary judgment on the merits of the lawsuit and the counterclaim, respectively. The Court has yet to rule on the motions for summary judgment. Discovery in the case is substantially complete. The Court has ruled on certain pretrial motions, but has not yet set a date for trial, pending its ruling on summary judgment. There is no indication from the Court when this will occur.

In January 1998, a subsidiary of the Company and three of its employees were subpoenaed to provide information to a grand jury of the United States District Court, Northern District of Texas, in connection with an investigation of possible violations of federal antitrust laws in the aluminum building products industry, including possible violations of Section 1 of the Sherman Act. No allegations of wrongdoing have been made against the subsidiary, the employees or the Company. In February 1998, information was provided in response to the subpoenas and the grand jury appearance was postponed indefinitely. In November 1998, the Company's three employees were again notified to appear before a federal grand jury in Ft. Worth, Texas. Such appearance was again postponed indefinitely. Thereafter, the U.S. Attorney's office agreed to an informal interview with an officer of the Company in lieu of formal grand jury testimony. The interview was conducted in June 1999. After the interview, the U.S. Attorney requested additional information from the subsidiary. There has been no further activity since the Company provided these materials to the government in August 1999.

From time to time, the Company is also involved in litigation and proceedings in the ordinary course of its business. Management believes that such ordinary course of business litigation will not have a material adverse effect on the Company's financial condition or results of operations.

10.   CAPITAL STOCK AND NET INCOME PER SHARE

During fiscal 1995, the Company's board of directors authorized the repurchase of up to 750,000 shares of the Company's common stock. During fiscal 1998, the Company's board of directors authorized the repurchase of an additional 750,000 shares of the Company's common stock. Through October 31, 1998, the Company had repurchased 1,189,911 shares of the Company's common stock at an average price per share of $11.46. No shares were repurchased during fiscal 1999.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                  1999          1998          1997
                                                               ----------    ----------    ----------
NUMERATOR
      Net income (basic and diluted earnings) ..............   $   17,066    $   15,294    $   11,319
                                                               ----------    ----------    ----------
BASIC EPS DENOMINATOR
      Weighted average shares outstanding ..................        8,661         9,250         9,195
                                                               ==========    ==========    ==========
DILUTED EPS DENOMINATOR
     Weighted average shares outstanding (basic) ...........        8,661         9,250         9,195
      Stock options outstanding ............................        1,643         1,418         1,129
      Less: Anti-dilutive options ..........................       (1,274)         (427)         (787)
                Dilutive effect (treasury stock method) ....         (214)         (740)          (90)
                                                               ----------    ----------    ----------
      Total dilution effect ................................          155           251           252

      Weighted average shares outstanding (diluted) ........        8,816         9,501         9,447
                                                               ==========    ==========    ==========


11.   EMPLOYEE AND DIRECTOR STOCK OPTION AND PURCHASE PLANS

The Company's Stock Incentive Plan and 1996 Stock Incentive Plan (collectively referred to as the "Incentive Plans") provide for the issuance of options, phantom shares, stock awards, stock appreciation rights, performance unit awards or dividend equivalent rights. Options, which constitute the only issuances under the Incentive Plans, have generally been granted at fair market value of the Company's common stock on the date of grant.

Summary of Stock Options Outstanding at October 31, 1999:

                           STOCK OPTIONS OUTSTANDING

                                                                                        WT.AVG.
                                                        NUMBER OF                     REMAINING       WT. AVG.
                                                      EXERCISABLE         NUMBER       CONTRACT       EXERCISE
                                                          OPTIONS     OF OPTIONS     LIFE (YRS)          PRICE
                                                         --------     ----------    -----------       --------
$ 0.95- 1.42                                              168,898        168,898            2.0       $   0.98
$ 2.25- 5.38                                               92,873        135,783            5.5           3.67
$ 8.38-13.63                                              334,720        900,188            8.1          12.32
$14.25-18.63                                              215,745        429,308            7.6          15.36
                                                          -------      ---------                      --------
                                                          812,236      1,634,177                      $  11.23
                                                          =======      =========                      ========

The following table summarizes the Company's Incentive Plans stock option activity:

                                            WEIGHTED
                                            AVERAGE                   OPTION
                                            EXERCISE                  PRICE
                                             PRICE       SHARES       RANGE
                                           ---------     ------       -----
Outstanding at November 1, 1996 ...            7.59    1,076,788   $ 0.95-$17.50

  Granted .........................           14.91      313,334   $13.38-$17.88
  Exercised .......................            3.83     (254,196)  $ 0.95-$16.25
  Canceled ........................           14.40      (21,914)  $ 9.50-$16.00
                                                       ---------
Outstanding at October 31, 1997 ...           10.38    1,114,012   $ 0.95-$17.88

  Granted .........................           16.14      410,879   $ 8.38-$20.38
  Exercised .......................            7.66      (67,061)  $ 0.95-$16.25
  Canceled ........................           14.57      (51,277)  $10.00-$17.88
                                                       ---------
Outstanding at October 31, 1998 ...           12.04    1,406,533   $ 0.95-$20.38

  Granted .........................           11.69      606,864   $ 2.25-$13.12
  Exercised .......................            2.77       (9,536)  $ 0.98-$ 9.50
  Canceled ........................           15.58     (369,704)  $10.00-$20.38
                                                       ---------
Outstanding at October 31, 1999 ...          $11.23    1,634,177   $ 0.95-$18.63
                                                       =========

Exercisable at October 31, 1999 ...          $ 9.69      812,236   $ 0.95-$18.63
                                                       =========


During 1997, 9,000 options were granted under the incentive plan to nonmanagement directors at less than fair market value of the Company's common stock and $63,000 in compensation expenses was recorded. None were granted to nonmanagement directors in 1999 or 1998. These options generally vest over six-month to three-year periods and expire within ten years of grant date. Such options are included in the tables above.

On December 1, 1998, the Company canceled 120,000 stock options with a weighted average exercise price of $19.00 and reissued 120,000 stock options with a weighted average exercised price of $13.00 for three executive officers of the Company. Approximately 40,000 of such repriced options were canceled and not reissued in May 1999 upon the resignation of one of these executive officers.

A NonManagement Directors Plan (the "Directors Plan") provides for the issuance of up to 25,000 options to purchase shares at an exercise price equal to fair market value of the Company's common stock on date of grant. The following table summarizes the Company's Directors Plan stock option activity:

                                          WEIGHTED
                                           AVERAGE                      OPTION
                                          EXERCISE                       PRICE
                                           PRICE       SHARES            RANGE
                                          --------     ------           ------

Outstanding at November 1, 1996 ...           12.55    15,000       $7.75-$18.25

Outstanding at October 31, 1997 ...           12.55    15,000       $7.75-$18.25
     Exercised ....................           (9.66)   (4,000)      $7.75-$12.00
                                                       ------
Outstanding at October 31, 1998 ...          $12.57    11,000       $7.75-$18.25
     Canceled .....................          $12.57    (2,000)      $7.75-$18.25
                                                       ------
Outstanding at October 31, 1999 ...          $12.57     9,000       $7.75-$18.25
                                                       ======
Exercisable at October 31, 1999 ...          $12.57     9,000       $7.75-$18.25
                                                       ======


At October 31, 1999, 529,626 and 12,000 additional options were available for future grant under the Incentive and Directors' Plans, respectively, and 2,180,244 shares of common stock were reserved for issuance upon the exercise of outstanding options or future option grants under all plans.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock option plans. Accordingly, compensation expense is recognized for the Company's stock option plans, except as noted above, since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant only for those grants of stock options share the exercise price is lower than the fair market value on the grant date.

The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). As required by SFAS No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options granted subsequent to November 1, 1995, using the fair value method prescribed by SFAS No. 123. Pro forma disclosures for 1999, 1998 and 1997 are presented below. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to November 1, 1995, the pro forma effect will not be fully reflected until 2000.

                                         YEAR ENDED OCTOBER 31,
                               ------------------------------------------
                                 1999             1998            1997
                               ----------      ----------      ----------
Net income:
      As reported .......      $   17,066      $   15,294      $   11,319
      Pro forma .........      $   16,077      $   14,095      $   10,585

Earnings per share:
      As reported:
         Basic ..........      $     1.97      $     1.65      $     1.23
         Diluted ........      $     1.94      $     1.61      $     1.20
      Pro forma:
         Basic ..........      $     1.86      $     1.52      $     1.15
         Diluted ........      $     1.82      $     1.49      $     1.12

The estimated fair value of options granted during 1999, 1998 and 1997 was $5.64, $8.15 and $7.38 per share, respectively. For the purpose of determining fair value of each option, the Company used the Black-Scholes model with the following assumptions:

                                                      1999               1998               1997
                                                      ----               ----               ----
Risk-free interest rate                                5.9%               6.2%               6.4%
Expected life                                          5.4 years          5.3 years          5.2 years
Expected volatility                                   44.2%              44.3%              43.4%
Expected dividends                                     0.0%               0.0%               0.0%


During fiscal 1995, the Company adopted an Employee Stock Purchase Plan under which employees are granted a right to purchase shares of the Company's common stock. The purchase price is 85% of the fair market value of the stock at the end of the quarter. Shares were purchased at prices ranging from $9.00 to $13.06 during fiscal 1999 and $11.19 to $18.63 during fiscal 1998. At October 31, 1999 and 1998, there were 112,587 and 150,930 shares of common stock reserved for purchase under the plan.

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

12.   EMPLOYEE BENEFITS

The Company has 401(k) plans that cover substantially all employees. The Company's funding target is to match the employee's contributions up to 4% of the employee's base salary, not to exceed certain allowable limits. Employees vest in Company contributions evenly over four years. The Company's contributions for the years ended October 31, 1999, 1998 and 1997 were $1,257,000, $1,183,000 and $916,000.

13.   FINANCIAL INSTRUMENTS

The Company is, from time to time, a party to financial instruments with off-balance sheet risk in the normal course of business to hedge against changes in interest and foreign currency exchange rates. The Company may reduce its exposure to fluctuations in interest and foreign currency exchange rates by creating offsetting positions through the use of derivative financial instruments. The Company currently does not use derivative financial instruments for trading or speculative purposes, nor is the Company party to highly leveraged derivatives. These financial instruments include interest rate and foreign currency swap agreements. The instruments involve, to varying degrees, elements of interest and foreign currency exchange rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Company controls the risk of its hedging agreements, interest rate and foreign currency swaps through approvals, limits and monitoring procedures.

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

The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                                      1999                            1998
                                                   ----------                     -----------
                                                    CARRYING          FAIR          CARRYING         FAIR
                                                     AMOUNT          VALUE           AMOUNT          VALUE
                                                   ----------      ----------     -----------     -----------
Assets:
  Cash and cash equivalents .................      $        3      $        3      $    3,706      $    3,706
  Accounts receivable, net ..................         183,453         183,453         148,392         148,392

Liabilities:
  Accounts payable ..........................          97,828          97,828          80,950          80,950
  Line of credit ............................           4,896           4,896            --              --
  Current maturities of debt ................          10,014          10,014           2,346           2,346
  Long-term debt ............................         155,224         153,028         135,051         145,109

Off balance sheet foreign currency swap: ....            --                82            --               593

Cash and cash equivalents, accounts receivable, accounts payable and current maturities of debt . The carrying amounts of these items approximate their fair value due to their short-term nature or are the amounts payable on demand.

Line of credit; long-term debt and foreign currency swap. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value of debt. The fair value of the foreign currency swap was estimated using market quotes.

The fair value estimates presented herein are based on pertinent information available to management as of October 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14.   SEGMENT INFORMATION

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company adopted this statement at November 1, 1998. Adoption of the standard has no impact on net income.

The Company operates its business using four reportable segments. These segments represent distinct operating subsidiaries of the Company. The segments include Wm. Cameron & Co., CA Canada, Inc., Ashley Aluminum, L.L.C., and all other. The segments are managed separately because of their geographical locations and their differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these operating segments.

The Wm. Cameron & Co. segment is engaged in distribution, marketing, selling and manufacturing of building products within the continental United States. The CA Canada, Inc. segment is engaged in distribution, marketing, selling and manufacturing of building products within Canada. The Ashley Aluminum, L.L.C., segment manufactures, markets, and distributes various building material products, including pool and patio enclosure materials. The corporate and other segment includes Field Marketing, Inc. and corporate support staff services.

The segments are measured on operating profits before interest expense, income taxes and minority interest. Certain expenses are allocated to the operating segments. For some of these allocated expenses, the related assets and liabilities remain in the corporate and other segment. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices.

No single customer accounts for 10% or more of consolidated trade sales. An analysis of operations by segment for the years ended October 31, 1999 and October 31, 1998, is as follows:

                                                                             CORPORATE    INTERCOMPANY
                                      WM CAMERON   CA CANADA      ASHLEY     AND OTHER    ELIMINATIONS    CONSOLIDATED
                                      ----------   ----------   ----------   ----------   ------------   -------------
OCTOBER 31, 1999

Sales to customers ................   $  815,915   $  132,975   $  165,156   $   25,465      (1,134)       $1,138,377

Segment Operating Profit (Loss) ...       27,431        3,067       14,954       (6,032)                       39,420
Interest Expense ..................                                              11,664                        11,664
                                                                                                           ----------

Income before income taxes ........                                                                        $   27,756
                                                                                                           ==========

Segment assets at October 31, 1999    $  310,660   $   52,436   $   45,889   $   26,611                    $  435,596

OCTOBER 31, 1998
Sales to customers ................   $  620,534   $  121,126   $  157,557                                 $  899,217

Segment Operating Profit (Loss) ...       21,213        3,419       13,390       (5,485)                       32,537
Interest Expense ..................                                               8,019                         8,019
                                                                                                           ----------

Income before income taxes ........                                                                        $   24,518
                                                                                                           ==========

Segment assets at October 31, 1998    $  259,021   $   44,043   $   46,902   $   11,767                    $  361,733

OCTOBER 31, 1997
Sales to customers ................   $  488,122   $  115,140   $  157,422   $      906                    $  761,590

Segment Operating Profit (Loss) ...       11,047        3,265       13,336       (3,495)                       24,153

Interest Expense ..................                                               5,750                         5,750
                                                                                                           ----------

Income before income taxes ........                                                                        $   18,403
                                                                                                           ==========

Segment assets at October 31, 1997    $  190,663   $   34,716   $   46,452   $   21,420                    $  293,251


15.   CONSULTING AGREEMENTS

The Company had an agreement which expired in December 1998 with an affiliate of a major shareholder for financial and management consulting services to be provided to the Company. This agreement, executed in November 1996, amended and superseded prior consulting agreements with the Company's operating subsidiaries. Fees under these agreements with the Company and its operating subsidiaries paid during the fiscal years ended October 31, 1999, 1998 and 1997, totaled $72,000, $180,000 and $280,000, respectively.

16.  SUBSEQUENT EVENTS

On January 18, 2000, the Company announced that it has entered into a definitive agreement whereby an investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd., a subsidiary of Citigroup Inc., along with senior management of the Company will acquire all the outstanding shares of Cameron Ashley's common stock at a price of $15.10 per share in cash. The total consideration of the proposed transaction is approximately $320 million including the assumption of debt. Financing commitments, subject to customary conditions, are in place with both senior and subordinated debt sources, and the transaction is expected to close in the second calendar quarter of 2000. The Company entered into the agreement following the unanimous recommendation by the

Special Committee, comprised of independent directors of the Company. Credit Suisse First Boston advised the Special Committee in this transaction. CGW Southeast Partners I, L.P., an affiliate of CGW Southeast Partners IV, L.P., currently owns approximately 11% of the Company's outstanding shares. CGW Southeast Partners IV, L.P., is a private equity fund which supports management teams in middle-market acquisitions and recapitalizations, and is managed by Atlanta, Georgia, based Cravey, Green & Wahlen, Inc. Two directors of the Company are affiliated with the CGW-related entities.

The closing of the merger is subject to regulatory and stockholder approval and customary conditions to closing. The agreement includes a $5 million breakup fee. The Company will file for review by the Securities and Exchange Commission a proxy statement to be mailed to stockholders in connection with a stockholder meeting that will be called to consider the merger.

On January 24, 2000 a stockholder of the Company filed suit in the Superior Court of Fulton County, Georgia against the Company and its individual directors alleging, among other things, breach of fiduciary duties and unfair dealing in connection with the proposed merger transaction and seeking to enjoin the merger and, alternatively, damages. The stockholder is also seeking class action status and to be certified as the class representative. The Company believes that this cause of action is without merit and will contest the plaintiff's claims by all available means.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Director and Nominee Information", "Executive Officers of the Company" and "Section 16(a) Beneficial Owner Reporting Compliance" appearing in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is included elsewhere in Part I hereof under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation" appearing in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The sections entitled "Principal Shareholders of the Company" and "Election of Directors" appearing in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders set forth certain information with respect to the ownership of the Registrant's Common Stock and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Compensation Committee Interlocks and Insider Participation" appearing in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders sets forth certain information with respect to these matters and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT;

         1.       FINANCIAL STATEMENTS

                  The Financial Statements of the Company are listed in Item 8 of Part II.

         2.       FINANCIAL STATEMENT SCHEDULE

                  Independent Auditors' Report on Financial Statement Schedule.

                  Schedule II - Valuations and Qualifying Accounts

                  The other schedules have been omitted because they are inapplicable.

         3.       EXHIBITS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT

         The exhibits listed below are filed with or incorporated by reference into this Annual Report on Form 10-K. The exhibits which are denominated with an asterisk (*) were previously filed as part of, and are hereby incorporated by reference from, the Company's Registration Statement on Form S-1 (No. 33-75054) filed with the Commission on February 8, 1994 and effective on March 24, 1994. Other exhibits denominated with numbered footnotes are incorporated by reference to the other filings with the Commission set forth below. Unless otherwise indicated, the exhibit number corresponds to the exhibit number incorporated by reference. ITEMS LISTED IN ALL CAPS AND BOLDFACE CONSTITUTE MANAGEMENT CONTRACTS OR COMPENSATORY PLANS OR ARRANGEMENTS.

      2.1      - Agreement and plan of Merger dated as of January
               17, 2000, by and among Cameron Ashley Building Products, Inc.,
               CBP Holdings and CBP Acquisition Corp.(14)

      3.1      - Amended and Restated Articles of Incorporation., as amended.

      3.2      - Amended and Restated Bylaws.*

      4        - Rights Agreement dated as of August 19, 1997 by and between the Company and SunTrust Bank, Atlanta as Rights Agent.(12)

      4.1      - See Articles II, III, IV of the Amended and Restated Articles
                 of Incorporation filed as Exhibit 3.1 and Articles 2,7,8 and 9 of the Amended and Restated Bylaws filed as Exhibit 3.2.

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

     10.4      - CAMERON ASHLEY INC. STOCK INCENTIVE PLAN.*

     10.5      - FORM OF NON-QUALIFIED STOCK OPTION AGREEMENT.*

     10.6      - CAMERON ASHLEY INC. NON-MANAGEMENT DIRECTORS' STOCK OPTION PLAN.*

   10.6.1      - TECHNICAL AMENDMENT TO CAMERON ASHLEY INC. NON-MANAGEMENT
                 DIRECTORS' STOCK OPTION PLAN.(2)

     10.7      - Intentionally omitted.

   10.7.1      - Intentionally omitted.


   10.7.2      - EMPLOYMENT AGREEMENT DATED MAY 25, 1999 BETWEEN THE COMPANY
                 AND RONALD R. ROSS.(13)

     10.8      - Intentionally omitted.

   10.8.1      - Intentionally omitted.

   10.8.2      - EMPLOYMENT AGREEMENT DATED MAY 25, 1999 BETWEEN THE COMPANY
                 AND WALTER J. MURATORI.(13)

     10.9      - Intentionally omitted

    10.10      - EMPLOYMENT AGREEMENT DATED DECEMBER 1, 1997 BETWEEN WM. CAMERON
                 & CO. AND C. STEVEN GAFFNEY.(6)

    10.11      - FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH OF
                 ITS DIRECTORS.*

  10.11.1      - FORM OF INDEMNIFICATION AGREEMENT BETWEEN THE COMPANY AND EACH
                 OF ITS EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS OF THE COMPANY. (1)

    10.12      - Intentionally omitted.

    10.13      - Intentionally omitted.

    10.14      - Intentionally omitted.

    10.15      - Intentionally omitted.

    10.16      - Intentionally omitted.

    10.17      - CAMERON ASHLEY INC. 1995 QUALIFIED EMPLOYEE STOCK PURCHASE
                 PLAN. (3)

    10.18      - Intentionally omitted.

  10.18.1      - Intentionally omitted.

  10.18.2      - Intentionally omitted.

  10.18.3      - Intentionally omitted.

  10.18.4      - Intentionally omitted.

  10.18.5      - Intentionally omitted.

  10.18.6      - Third Restated Credit Agreement dated March 31, 1999 among the Company, CA Canada, Inc., Bank of America (formerly
                 NationsBank, N.A.), as Agent and Issuing Bank, ABN AMRO
                 Bank, N.V., as Co-Agent, Canadian Imperial Bank of Commerce, as Canadian Issuing Bank and Canadian Agent, and other
                 Lenders.(10)

    10.19      - Form of Note Purchase Agreement between the Company and various
                 Purchasers dated as of April 1, 1996(4)

  10.19.1      - First Amendment to Note Purchase Agreement between the Company and various Note Purchasers dated as of January 15, 1997.(6)


  10.19.2      - Second Amendment and Waiver to Note Purchase Agreements between the Company and various Note Purchases dated as of April 1, 1998.(9)

  10.19.3      - Third Amendment to Note Purchase Agreement between the Company and various Note Purchasers dated as of July 1, 1998.(9)

    10.20      - Intentionally omitted.

  10.20.1      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 RONALD R. ROSS DATED AS OF JUNE 1, 1999.(13)

  10.20.2      - FIRST AMENDMENT TO CHANGE IN CONTROL AGREEMENT BETWEEN THE
                 COMPANY AND RONALD R. ROSS DATED OCTOBER 31, 1999.(13)

    10.21      - Intentionally omitted.

  10.21.1      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 WALTER J. MURATORI DATED AS OF JUNE 1, 1999.(13)

  10.21.2      - FIRST AMENDMENT TO CHANGE IN CONTROL EMPLOYMENT AGREEMENT
                 BETWEEN THE COMPANY AND WALTER J. MURATORI DATED OCTOBER 15,
                 1999.(13)

    10.22      - Intentionally omitted.

    10.23      - CAMERON ASHLEY BUILDING PRODUCTS, INC. 1996 STOCK INCENTIVE
                 PLAN. (5)

  10.23.1      - FIRST AMENDMENT TO THE CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 1996 STOCK INCENTIVE PLAN, DATED DECEMBER 11, 1996.(5)

    10.24      - EMPLOYMENT AGREEMENT DATED OCTOBER 13, 1997 BETWEEN CAMERON AND
                 JOHN S. DAVIS. (6)

    10.25      - Form of Note Purchase Agreement between the Company and various
                 Purchasers dated as of April 7, 1996.(7)

  10.25.1      - Form of Note Purchase Agreement between CA Canada, Inc., and various Note Purchasers dated as of April 7, 1996.(7)

    10.26      - Intentionally omitted.

    10.27      - Intentionally omitted.

    10.28      - Warrant Agreement dated June 16, 1998 between the Company and
                 Lee R. Anderson, Sr. (9).

    10.29      - EMPLOYMENT AGREEMENT DATED APRIL 12, 1999 BETWEEN CAMERON AND
                 GAROLD E. SWAN. (10)


    10.30      - EMPLOYMENT AGREEMENT DATED JUNE 1, 1999 BETWEEN CAMERON AND
                 KIRK W. BLACK. (11)

    10.31      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 GAROLD E. SWAN DATED AS OF OCTOBER 25, 1999.

    10.32      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 C. STEVEN GAFFNEY DATED AS OF OCTOBER 25, 1999.

    10.33      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 JOHN S. DAVIS DATED AS OF OCTOBER 25, 1999.

    10.34      - EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND THOMAS R. MILLER
                 DATED AS OF SEPTEMBER 1, 1999.

    10.35      - CHANGE IN CONTROL EMPLOYMENT AGREEMENT BETWEEN THE COMPANY AND
                 THOMAS R. MILLER DATED AS OF OCTOBER 25, 1999.

     11.1      - Statement regarding computation of per share earnings.

     21.1      - List of Subsidiaries of the Registrant.

     23.1      - Consent of Deloitte & Touche LLP.

       27      - Financial Data Schedule

     99.1      - Press Release dated January 18, 2000 (14)

(1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1, (No. 33- 88778) filed with the Commission on January 26, 1995 and effective on March 2, 1995.

(2) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1995, filed with the Commission on March 17, 1995.

(3) Incorporated by reference to Exhibit 4.2 filed with the Company's Registration Statement on Form S-8 (No. 33- 90782) filed with the Commission on March 30, 1995.

(4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1996 filed with the Commission on June 7, 1996.

(5) Incorporated by reference to the exhibited filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 filed with the Commission on January 29, 1997.

(6) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 filed with the Commission on January 29, 1998.

(7) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998 filed with the Commission on June 2, 1998.

(8) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 filed with the Commission on September 14, 1998.

(9) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

(10) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

(11) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 1999.

(12) Incorporated by reference to the exhibit filed with the Company's current report on Form 8-K dated August 19, 1997 filed with the Commission on August 25, 1997.

(13) Incorporated by reference to the exhibit filed with the Company's Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended July 31, 1999.

(14) Incorporated by reference to the exhibit filed with the Company's current report on Form 8-K dated January 20, 2000.

(b) Current Reports on Form 8-K: No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended October 31, 1999.

(c)  Exhibits:
     The Index to Exhibits filed or incorporated by reference pursuant Item 601 of Regulation S-K and the Exhibits being filed with this Report are included following the signature pages to this Form 10-K.

(d)  Financial Statements of Subsidiaries or Affiliates:
     Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on January 25, 2000.

CAMERON ASHLEY BUILDING PRODUCTS, INC.



By: /s/ Garold E. Swan
    ------------------
Garold E. Swan
Executive Vice President and Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Garold E. Swan and John S. Davis, jointly and severally, his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits there to and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following person on behalf of the Registrant and in the capacities indicated on January 25, 2000.

     SIGNATURE                                    TITLE


 /s/ Ronald R. Ross         Chairman of the Board and Chief Executive Officer
-------------------         (Principal Executive Officer)
Ronald R. Ross


 /s/ Walter J. Muratori     President and Director
-----------------------
Walter J. Muratori


 /s/ Garold E. Swan         Executive Vice President and Chief Financial Officer
-----------------------     (Principal Financial and Accounting Officer)
Garold E. Swan


 /s/ J. Veronica Biggins    Director
------------------------
J. Veronica Biggins

 /s/ Richard L. Cravey      Director
----------------------
Richard L. Cravey


 /s/ Harry K. Hornish       Director
---------------------
Harry K. Hornish


 /s/ Lawrence P. Klamon     Director
-----------------------
Lawrence P. Klamon


 /s/ Alan K. Swift          Director
------------------
Alan K. Swift


 /s/ Edwin A. Wahlen, Jr.   Director
------------------------
Edwin A. Wahlen, Jr.

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

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Cameron Ashley Building Products,
Inc.:

We have audited the consolidated financial statements of Cameron Ashley Building Products, Inc. and subsidiaries as of October 31, 1999 and 1998 and for each of the three years in the period ended October 31, 1999 and have issued our report thereon dated December 22, 1999, (January 24, 2000, as to Note 16). Our audits also included the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Dallas, Texas,
December 22, 1999

SCHEDULE II


                                       CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                          VALUATION AND QUALIFYING ACCOUNTS
                                                   (In thousands)



                                        BALANCE AT        CHARGES IN                                    BALANCE AT
                                        BEGINNING         COSTS AND      OTHER                            END OF
             DESCRIPTION                OF PERIOD          EXPENSES     ADDITIONS      CHARGE-OFFS        PERIOD
--------------------------------      -------------     -------------  --------------   -----------      ----------


Allowance for doubtful accounts:
     Year Ended October 31, 1997      $    2,719        3,128          146(1)             2,498          $    3,495
     Year Ended October 31, 1998      $    3,495        2,222          389(1)             2,892          $    3,214
     Year Ended October 31, 1999      $    3,214        3,823          482(1)             2,896          $    4,623

(1) Amount represents the allowance for doubtful accounts of acquired businesses as of the date of acquisition.

Allowance for loan losses:
   Year Ended October 31, 1997        $        0          341            0                  157          $      184
   Year Ended October 31, 1998        $      184            0            0                  184          $        0
   Year Ended October 31, 1999        $        0            0            0                    0          $        0


INDEX TO EXHIBITS

(Includes only exhibits not incorporated by reference. See item 14 for incorporated exhibits.)


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 3.1     -   Amended and Restated Articles of Incorporation, as amended.

10.31    -   Change in Control Employment Agreement between the Company and
             Garold E. Swan  dated as of October 25, 1999

10.32    -   Change in Control Employment Agreement between the Company and
             C. Steven Gaffney  dated as of October 25, 1999

10.33    -   Change in Control Employment Agreement between the Company and
             John S. Davis dated as of October 25, 1999

10.34    -   Employment agreement between the Company and Thomas R. Miller
             Dated as of September 1, 1999.

10.35    -   Change in control employment agreement between the Company and
             Thomas R. Miller dated as of October 25,1999.

11.1     -   Statement regarding computation of earnings per share.

21.1     -   Subsidiaries of the Registrant.

23.1     -   Consent of Deloitte & Touche LLP.

27       -   Financial Data Schedule