Form 10-K405/A
period 1999-10-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 2000-02-23
CIK 918858

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

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

RECENT DEVELOPMENTS

On January 18, 2000, the Company announced that it has entered into a definitive agreement whereby an investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd., a subsidiary of Citigroup Inc., along with senior management of the Company (the "Investment Group") will acquire all the outstanding shares of the Company's common stock at a price of $15.10 per share in cash. The total consideration of the proposed merger transaction is approximately $320 million including the assumption of debt. The Investment Group has indicated that financing commitments, subject to customary conditions, are in place with both senior and subordinated debt sources, and the transaction could close in the second calendar quarter of 2000. The Company entered into the agreement following the unanimous recommendation by a special committee comprised of independent directors of the Company. Credit Suisse First Boston advised the special committee in this transaction. CGW Southeast Partners I, L.P., an affiliate of CGW Southeast Partners IV, L.P., currently owns approximately 11% of the Company's outstanding shares. CGW Southeast Partners IV, L.P., is a private equity fund which supports management teams in middle-market acquisitions and recapitalizations, and is managed by Atlanta, Georgia based Cravey, Green & Wahlen, Inc. Richard L. Cravey and Edwin
A. Wahlen, Jr., both directors of the Company, are affiliated with the CGW-related entities.

The closing of the merger is subject to regulatory and stockholder approval and customary conditions to closing. The agreement includes a provision whereby the special committee may withdraw or modify its recommendation of the merger following receipt of an unsolicited acquisition proposal from a third party in order to fulfill its fiduciary obligations to the Company's shareholders under applicable law. The agreement also includes a $5 million breakup fee in favor of the Investment Group.

On February 10, 2000, Bradco Supply Corporation and Barry Segal jointly filed a
Schedule 13D with the Securities and Exchange Commission to report that they had together purchased approximately 444,900 shares or approximately 5.13% of the outstanding shares of Common Stock of the Company. The reporting persons stated that they believe the Investment Group's proposed acquisition price of $15.10 per share to be inadequate and that they are seeking to purchase approximately 60% of the outstanding shares of the Company at $16.25 per share in the open market or in privately negotiated transactions. They further indicated their intent to merge Bradco's operations into the Company and work with the Company's management to grow the combined companies. Bradco and Segal subsequently filed an amended Schedule 13D on February 16, 2000 to report an increase in ownership by 104,500 shares to 549,400 shares or approximately 6.33% of the outstanding shares of Common Stock of the Company.

On February 11, 2000, the Company announced that it had received an unsolicited proposal from Guardian Industries Corp. to acquire all the outstanding shares of the Company's common stock at a price of $17.00 per share. Guardian Industries indicated that it has the financial capacity to fully fund the proposed transaction. The proposed transaction is subject to due diligence, negotiation of a definitive agreement and regulatory approval. The special committee is evaluating this proposal along with its financial advisor, Credit Suisse First Boston, while Guardian is pursuing its due diligence process.

The special committee subsequently notified Segal that they were currently considering the Guardian proposal and, in light of its superior terms, did not believe that further consideration of Segal's proposal was warranted at the present time. On February 18, 2000, Bradco and Segal further amended their
Schedule 13D filing to report that they have no further interest in pursing a transaction with the Company and that they now intend to hold their shares for investment purposes.

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

COMPANY OVERVIEW

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

Offering Value-Added Services. The Company is developing complementary value-added services to offer its customers. The Company's subsidiary, FMI, offers third party outsourced field services to fulfill several of the retailers' traditional merchandising tasks, including managing shelf space and position, providing inventory management, conducting in- store audits and promotional introductions and implementing major department resets. Other retailers such as food and drug stores have found they can take cost out of the logistical supply chain by using a third party for such in-store merchandising needs instead of higher-cost, permanent sales and marketing employees. Third party servicers such as FMI allow suppliers to share the merchandising personnel through syndication, at a lower cost, for valuable in-store representation. The Company offers certain FMI resources as a complementary service to its strategic vendor relationships and to the national and regional home center chains. In fiscal 1999, services to building materials/hardware retailers represented 21% of FMI's total revenues.

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

ACQUISITION HISTORY

Since its formation in 1991, the Company has completed 43 acquisitions and has grown from 40 branches at the end of 1991 to 167 branches as of October 31, 1999. Set forth in the table below is a description of the Company's acquisitions during each of the calendar years indicated:


                                                           NUMBER OF            LOCATION OF
                      BUSINESS                         ACQUIRED BRANCHES     ACQUIRED BRANCHES
-------------------------------------------------      -----------------     -----------------
1992
  Thunderbird Steel..............................                      1     NM
  Mike's Aluminum................................                      1     FL
1993
  Owens Corning Fiberglass (Supply Division).....                      5     GA, IL, NC, TX
  Owens Corning Fiberglass (Supply Division).....                      1     MI
  New Orleans Building Products..................                      1     LA
  Wholesale Building Supply (Albuquerque)........                      1     NM
  Whitewater Building Products...................                      2     IN
  San Antonio Building Products..................                      1     TX
1994
  Chesapeake Building Supply.....................                      1     MD
  Bright Aluminum................................                      1     FL
  Wholesale Building Supply (Santa Fe)...........                      1     NM
  Bird Incorporated..............................                     10     AZ, CT, KY, MA, NY, VT
  Southland Building Products....................                      6     LA, TX
  CA Co..........................................                      4     ID, WA
1995
  Blair Siding...................................                      1     GA
  Warehouse Moulding & Door Corp.................                      2     NM
  Zaglin Wholesale...............................                      1     GA
  States Dealer Supply...........................                      1     OR
  Star, Inc......................................                      7     AZ, OR, UT
1996
  Premdor, Inc. (distribution facility)..........                      1     UT
  Jett Supply Co.................................                      3     CO, IL, TX
  Mile High Roofing & Exterior Supply............                      3     CO
  California Roofers Supply......................                      8     CA
  Dependable Roofing & Materials.................                      1     CA
  Metro Roofing Supply...........................                      1     AR
  Midwest Thermal Products, Inc..................                      4     AR, MO, OK
1997
  Ince Holdings, Ltd. (Boyd Division)............                     16     Canada
  Contractors Supply.............................                      2     NE
  Bois Daigle, Ltd...............................                      7     Canada
  DMG Supply.....................................                      3     SC
  Vinyl Wholesale Supply Co .....................                      1     NC
  Mid-America Siding Supply Inc..................                      2     AR, TX
1998
  J&L Services, Inc..............................                      1     IL
  Oakmont Industries, Ltd........................                      1     Canada
  Millwork Specialties, Inc......................                      1     NY
  Ozark Construction Supply......................                      1     MO
  APi Supply Company.............................                      9     IL, IA, MN, MT, ND, SD, WI
  Lafayette Woodworks, Inc.......................                      1     LA
  Gerard Demers/Demers Express...................                      2     Canada
  Washington Roofing Products Co.................                      7     DC, MD, VA
1999
  Performance Materials..........................                      1     KS
  Fox Valley Building Materials..................                      1     IL
  Bak-a-lum Corp. of America.....................                      3     NJ

PRODUCTS

The Company distributes a broad range of building products as shown in the following table and as described below.


                                                   FISCAL 1999    FISCAL 1998     FISCAL 1997
                                                   -----------    -----------     -----------
Roofing Products ..............................            37%            35%            38%
Millwork ......................................            11%            11%            10%
Pool and Patio Enclosure Products .............             6%             8%             9%
Insulation ....................................            10%            12%             9%
Vinyl Siding ..................................             6%             6%             7%
Industrial Metals .............................             3%             3%             4%
Other Building Products* ......................            27%            25%            23%

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

The percentages of the Company's revenue attributable to the Company's various types of customers are as follows:


                                              FISCAL 1999    FISCAL 1998     FISCAL 1997
                                              -----------    -----------     -----------
Contractors ................................      49%            51%            56%
Dealers ....................................      33%            33%            26%
Mass Merchandisers and National Co-ops......      11%             9%            11%
Builders ...................................       5%             5%             4%
Other ......................................       2%             2%             3%

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

COMPETITION

The Company's competition varies by product line, customer classification and geographic market. The Company competes with many local and regional building products distributors, and, in certain markets and product categories, with other national building products distributors, such as ABC Supply, Allied Building Products, and Huttig Building Products. The Company also competes with major corporations with national distribution capability, such as Georgia-

Pacific, Weyerhaeuser and other product manufacturers that engage in direct sales; however, the Company also acts as a distributor for certain products of these manufacturers. The Company sells products to and, to a lesser extent, competes with large home center chains such as The Home Depot and Lowe's for business from smaller contractors. Competition from such large home center chains may, in the future, include more competition for the business of larger contractors.

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

ITEM 3. LEGAL PROCEEDINGS

Between January 24, 2000 and January 31, 2000, a total of five separate shareholder lawsuits were filed against the Company and its individual directors, each alleging, among other things, breach of fiduciary duties and unfair dealing in connection with the announced merger transaction by the Company and the Investment Group. Each action seeks to enjoin the merger and, alternatively, damages. Three of these cases were filed in the Superior Court of Fulton County, Georgia and two actions were filed in the County Court at Law of Dallas County, Texas. Each plaintiff is seeking class action status in connection with their claims and is requesting to be certified as the class representative. The Company has not yet filed answers to any of the pending suits and, in view of the acquisition proposal by Guardian Industries Corp. at $17.00 per share, has asked for an extension of time to answer. The Company believes that each cause of action is without merit and intends to vigorously defend against such actions.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Please see Item 1. Business- Recent Developments for information about (i) the proposed acquisition of the Company's outstanding common stock by an investment group consisting of CGW Southeast Partners IV, L.P., an affiliate of Citicorp Venture Capital, LLC. and senior management of the Company, (ii) the acquisition proposal by Guardian Industries at $17.00 per share and (iii) the Schedule 13D filing, as amended, by Bradco Supply Corporation and Barry Segal with regard to their ownership of shares of the Company and intentions with respect to such ownership. The information contained in this Item 7 including, any "forward-looking statements" is qualified by reference to the information set forth in Item 1. Business - Recent Developments; and Forward Looking Statements.

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

Management had previously budgeted $23 million for the new information system and related re-engineering effort in its Cameron division and expects the project to be completed near that cost estimate during 2000. The project will require approximately $5.3 million in cost that will be expensed, with the balance being capitalized. Total project pre-tax expenses were $1.5 million and $2.6 million in fiscal years 1998 and 1999, respectively. Management expects $1.1 million of project expenses in fiscal 2000. Management expects the new information system, after its implementation, to begin to produce productivity savings beginning in the third quarter of fiscal 2000 and provide the necessary technology infrastructure to allow the Company to continue its growth strategy.

The following table sets forth information regarding certain components of revenue for the periods presented in "Selected Financial Data."

                                                    FISCAL PERIODS ENDED OCTOBER 31
                                            1999      1998      1997        1996      1995
                                           ------    ------    ------      ------    ------
Revenue ................................    100.0%    100.0%    100.0%      100.0%    100.0%
Cost of sales ..........................     80.1      80.2      80.3        80.3      81.1
                                           ------    ------    ------      ------    ------
Gross profit ...........................     19.9      19.8      19.7        19.7      18.9
Operating expenses .....................     16.2      16.0      16.5        15.8      15.0
Re-engineering & system conversion .....      0.2       0.2
                                           ------    ------    ------      ------    ------
Income from operations .................      3.5       3.6       3.2(1)      3.9       3.9
Interest expense .......................      1.0       0.9       0.8         0.7       0.7
                                           ------    ------    ------      ------    ------
Income before income taxes .............      2.5       2.7       2.4         3.2       3.2
Provision for income taxes .............      0.9       1.0       0.9         1.2       1.2
                                           ------    ------    ------      ------    ------
Income before extraordinary charge .....      1.6%      1.7%      1.5%        2.0%      2.0%
                                           ======    ======    ======      ======    ======

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary needs for capital resources have been to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash and are subsequently used to pay down debt. During the fourth quarter of fiscal 1997, the Company initiated a business process re-engineering project that includes the implementation of a new computer system and is estimated to cost approximately $23 million. Management expects this system to be fully implemented during second calendar quarter 2000 and has incurred $21 million through October 31, 1999, on this project. The Company had $155.2 million of long-term debt, less current maturities, outstanding as of October 31, 1999.

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

                                                       FISCAL 1999
                                            1ST            2ND           3RD          4TH
                                          QUARTER        QUARTER       QUARTER      QUARTER
                                         ---------     -----------    ---------    ---------
                                       (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)

Revenue ..............................   $ 223,417     $   270,103    $ 320,992    $ 323,865
Gross profit .........................      44,740          54,097       63,296       64,656
Operating expenses ...................      42,167          45,607       48,836       50,918
Income from operations ...............       2,573           8,490       14,460       13,738
Net income ...........................         (43)          3,477        6,662        6,970
Net income per share - diluted .......        0.00            0.40         0.76         0.78

Gross profit as a percentage
  of revenue .........................        20.0%           20.0%        19.7%        19.9%
Operating expenses as a percentage
  of revenue .........................        18.9%           16.9%        15.2%        15.7%
Income from operations as a percentage
  of revenue .........................         1.1%            3.1%         4.5%         4.2%

                                                       FISCAL 1998
                                            1ST            2ND           3RD          4TH
                                          QUARTER        QUARTER       QUARTER      QUARTER
                                         ---------     -----------    ---------    ---------
                                       (IN THOUSANDS, EXCEPT PERCENTAGE AND PER SHARE AMOUNTS)

Revenue ..............................   $ 167,090     $   196,896    $ 249,322    $ 285,909
Gross profit .........................      33,918          39,547       48,790       55,662
Operating expenses ...................      31,324          33,140       37,609       43,307
Income from operations ...............       2,594           6,407       11,181       12,355
Net income ...........................         640           2,748        5,365        6,541
Net income per share - diluted .......        0.07            0.29         0.56         0.72

Gross profit as a percentage
  of revenue .........................        20.3%           20.1%        19.6%        19.5%
Operating expenses as a percentage
  of revenue .........................        18.7%           16.9%        15.1%        15.1%
Income from operations as a percentage
  of revenue .........................         1.6%            3.3%         4.5%         4.3%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF REGISTRANT:

CAMERON ASHLEY BUILDING PRODUCTS, INC.

Independent Auditors' Report....................................................
Consolidated Balance Sheets, October 31, 1999 and 1998..........................
Consolidated Statements of Income and Comprehensive Income
for the Years Ended October 31, 1999, 1998 and 1997.............................
Consolidated Statements of Stockholders' Equity for the Years Ended October 31,
1999, 1998 and 1997.............................................................
Consolidated Statements of Cash Flows for the Years Ended October 31, 1999, 1998
and 1997........................................................................
Notes to Consolidated Financial Statements......................................
Independent Auditors' Report on Financial Statement Schedule....................
Supplemental Consolidating Information:
    Schedule II - Valuation and Qualifying Accounts.............................
    Index to Exhibits...........................................................

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

DELOITTE & TOUCHE LLP
Dallas, Texas
December 22, 1999, (January 24, 2000, as to Note 16)

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                              OCTOBER 31,
                                                                          -------------------
                                                                            1999       1998
                                                                          --------   --------
                                                                             (IN THOUSANDS,
                                                                          EXCEPT SHARE AMOUNTS)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...........................................   $      3   $  3,706
  Accounts receivable, less allowances of $4,623 in 1999 and $3,214 in
      1998 ............................................................    183,453    148,392
  Inventories .........................................................    112,896     99,810
  Prepaid expenses and other assets ...................................      2,314      1,999
  Deferred income taxes ...............................................      5,064      3,703
                                                                          --------   --------
Total current assets ..................................................    303,730    257,610

PROPERTY, PLANT AND EQUIPMENT, NET ....................................     63,040     50,454

INTANGIBLE ASSETS, NET ................................................     67,244     48,865

OTHER ASSETS ..........................................................      1,582      4,804
                                                                          --------   --------
TOTAL .................................................................   $435,596   $361,733
                                                                          ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ....................................................   $ 97,828   $ 80,950
  Accrued expenses ....................................................     27,694     24,052
  Line of credit ......................................................      4,896
  Current maturities of debt ..........................................     10,014      2,346
                                                                          --------   --------
Total current liabilities .............................................    140,432    107,348

LONG-TERM DEBT, LESS CURRENT MATURITIES ...............................    155,224    135,051
MINORITY INTEREST .....................................................        476
DEFERRED INCOME TAXES .................................................      6,442      4,369
                                                                          --------   --------
  Total liabilities ...................................................    302,574    246,768
                                                                          --------   --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:

  Preferred stock; authorized 100,000 shares; no shares issued and outstanding Common stock, no par value; authorized 20,000,000 shares;
  9,882,000 and 9,834,000 shares issued in 1999 and 1998,
  respectively ........................................................     64,700     64,329
  Treasury stock 1,190,000 shares, at cost, ...........................    (13,633)   (13,633)
  Accumulated comprehensive income ....................................       (867)    (1,487)
  Retained earnings ...................................................     82,822     65,756
                                                                          --------   --------
      Total stockholders' equity ......................................    133,022    114,965
                                                                          --------   --------
      TOTAL ...........................................................   $435,596   $361,733
                                                                          ========   ========


                 See notes to consolidated financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                   YEAR ENDED OCTOBER 31,
                                                                         -----------------------------------------
                                                                             1999          1998            1997
                                                                         -----------    -----------    -----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUE .........................................................        $ 1,138,377    $   899,217    $   761,590
COST OF SALES ...................................................            911,588        721,300        611,753
                                                                         -----------    -----------    -----------
  GROSS PROFIT ..................................................            226,789        177,917        149,837
OPERATING EXPENSES ..............................................            184,950        143,835        125,684
RE-ENGINEERING & SYSTEM CONVERSION ..............................              2,578          1,545              0
                                                                         -----------    -----------    -----------
INCOME FROM OPERATIONS ..........................................             39,261         32,537         24,153
INTEREST EXPENSE ................................................             11,664          8,019          5,750
MINORITY INTEREST ...............................................               (159)             0              0
                                                                         -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ......................................             27,756         24,518         18,403
PROVISION FOR INCOME TAXES ......................................             10,690          9,224          7,084
                                                                         -----------    -----------    -----------
NET INCOME ......................................................             17,066         15,294         11,319
                                                                         -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME:
      FOREIGN CURRENCY TRANSLATION ADJUSTMENTS,
         net of income tax expense (benefits) of $388, ($784)
           and ($116) ...........................................                620         (1,301)          (186)
                                                                         -----------    -----------    -----------
COMPREHENSIVE INCOME ............................................        $    17,686    $    13,993    $    11,133
                                                                         ===========    ===========    ===========

NET INCOME PER SHARE:
      BASIC .....................................................        $      1.97    $      1.65    $      1.23
                                                                         ===========    ===========    ===========
      DILUTED ...................................................        $      1.94    $      1.61    $      1.20
                                                                         ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC .....................................................              8,661          9,250          9,195
                                                                         ===========    ===========    ===========
      DILUTED ...................................................              8,816          9,501          9,447
                                                                         ===========    ===========    ===========


                 See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                           COMMON STOCK
                                                      --------------------                            ACCUMULATED
                                                                              RETAINED   TREASURY    COMPREHENSIVE
                                                       SHARES       VALUE     EARNINGS    STOCK      INCOME (LOSS)      TOTAL
                                                      --------    --------    --------   --------    -------------    --------
                                                                                 (IN THOUSANDS)


   BALANCE AS OF NOVEMBER 1, 1996 ...............        9,477    $ 60,641    $ 39,143   $ (4,175)   $           0    $ 95,609

   Proceeds from exercise of stock options
         including tax benefits of $1,059 .......          255       2,198                                               2,198
   Proceeds from employee stock
         purchase plan ..........................           13         108                                                 108
   Purchase of treasury stock (8,547 shares) ....                                            (121)                        (121)
   Net income ...................................                               11,319                                  11,319
   Comprehensive income .........................                                                             (186)       (186)
                                                      --------    --------    --------   --------    -------------    --------

   BALANCE AS OF NOVEMBER 1, 1997 ...............        9,745      62,947      50,462     (4,296)            (186)    108,927

   Proceeds from exercise of stock options
         including tax benefits of $208 .........           71         913                                                 913
   Proceeds from employee stock
         purchase plan ..........................           18         239                                                 239
   Purchase of treasure stock (749,000) .........                                          (9,337)                      (9,337)
   Issuance of stock warrants
         to acquire business ....................                      230                                                 230
   Net income ...................................                               15,294                                  15,294
   Comprehensive income .........................                                                           (1,301)     (1,301)
                                                      --------    --------    --------   --------    -------------    --------

   BALANCE AS OF NOVEMBER 1, 1998 ...............        9,834      64,329      65,756    (13,633)          (1,487)    114,965

   Proceeds from exercise of stock options
         including tax benefits of $28 ..........           10          54                                      54
   Proceeds from employee stock
         purchase plan ..........................           38         317                                                 317
   Net income ...................................                               17,066                                  17,066
   Comprehensive income .........................                                                              620         620
                                                      --------    --------    --------   --------    -------------    --------

   BALANCE AS OF OCTOBER 31, 1999 ...............        9,882    $ 64,700    $ 82,822   $(13,633)   $        (867)   $133,022
                                                      ========    ========    ========   ========    =============    ========


                 See notes to consolidated financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED OCTOBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income ................................................   $ 17,066    $ 15,294    $ 11,319
  Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization .........................     12,511      10,071       9,287
      Loss on sale of property and equipment ................         18          12           2
      Deferred income taxes .................................        669       1,998      (1,522)
      Changes in assets and liabilities, net of acquisitions:
             Accounts receivable ............................    (20,170)    (11,031)     (3,689)
             Notes receivable held for sale .................          0      16,462     (16,462)
             Inventories ....................................     (4,831)        995        (642)
             Prepaid expenses and other assets ..............         84         775         957
             Accounts payable and accrued expenses ..........     11,455      (2,426)      5,403
             Warehouse line of credit .......................          0     (12,189)     12,189
             Other current liabilities ......................     (2,445)       (706)       (157)
                                                                --------    --------    --------
             Net cash provided by operating activities ......     14,357      19,255      16,685
                                                                --------    --------    --------

INVESTING ACTIVITIES:
  Cash paid for acquisitions ................................    (18,511)    (47,381)    (33,034)
  Purchases of property, plant and equipment ................    (19,426)    (10,110)    (11,236)
  Investment in affiliate ...................................     (3,874)       (442)     (2,640)
  Other .....................................................         24          29         (16)
                                                                --------    --------    --------
         Net cash used in investing activities ..............    (41,787)    (57,904)    (46,926)
                                                                --------    --------    --------

FINANCING ACTIVITIES:
  Net borrowings ............................................     23,581      50,920      24,797
  Repayments of seller financing of acquired businesses .....     (1,640)     (1,279)       (566)
  Proceeds from employee stock purchase plan ................        317         239         108
  Exercise of stock options .................................         54         913       2,198
  Purchase of treasury stock ................................          0      (9,337)       (121)
  Other .....................................................      1,415           0        (354)
                                                                --------    --------    --------
         Net cash provided by financing activities ..........     23,727      41,456      26,062
                                                                --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ...............................................     (3,703)      2,807      (4,179)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR .........................................      3,706         899       5,078
                                                                --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ......................   $      3    $  3,706    $    899
                                                                ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for interest ................................   $ 11,885    $  7,736    $  5,913
                                                                ========    ========    ========
      Cash paid for income taxes ............................   $ 13,517    $  6,230    $  7,046
                                                                ========    ========    ========
      Debt of acquired business .............................   $  1,490    $  1,435    $  8,877
                                                                ========    ========    ========
      Stock warrants issued to acquire businesses ...........   $      0    $    230    $      0
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

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at October 31:

                                      USEFUL LIVES (YEARS)     1999        1998
                                      --------------------   --------    --------

Land ..............................          --              $  3,730    $  3,723
Buildings and improvements ........          25                22,721      22,597
Machinery and equipment ...........        3 to 10             14,181      13,205
Furniture and fixtures ............         3 to 7             31,613      19,852
Transportation equipment ..........         5 to 7             22,578      19,029
Other .............................            1                  517         347
                                                             --------    --------
                                                               95,520      78,753
Accumulated depreciation ...............................      (32,480)    (28,299)
                                                             --------    --------
Property, plant and equipment, net .....................     $ 63,040    $ 50,454
                                                             ========    ========

Included in property and equipment at October 31, 1999 and 1998, is $9,959,000 and $7,798,000, respectively, of equipment under capital leases.

6. INTANGIBLE ASSETS

Intangible assets consist of the following at October 31:

                                   1999        1998
                                 --------    --------

Noncompete agreements ........   $  3,423    $  3,424
Goodwill .....................     73,808      52,728
Other ........................      1,606       1,397
                                 --------    --------
                                   78,837      57,549
Accumulated amortization .....    (11,593)     (8,684)
                                 --------    --------
     Intangible assets, net ..   $ 67,244    $ 48,865
                                 ========    ========

7. DEBT

Debt consists of the following at October 31:

                                                                                               1999          1998
                                                                                             ---------    ---------
Senior Debt:
    Unsecured Senior Notes with maturities and interest rates as follows:
          $10,000 due April 15, 2001 bearing interest at 6.79%
          $15,000 due April 15, 2002 bearing interest at 6.79%
              with scheduled payments of $5 million on April 15, 2000
              and April 15, 2001
          $10,000 due April 15, 2003 bearing interest at 7.21%
          $15,000 due April 15, 2006 bearing interest at 7.61%
           $3,000 due April 7, 2004 bearing  interest at 6.71%
          $63,000 due April 7, 2010 bearing interest at 6.90%
              with payments of $12.6 million beginning April 7, 2006
          $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
          $7,000 due October 7, 2004 bearing interest at 6.71%
    Interest is due semi-annually, with an average interest rate of 6.93% ................   $ 129,797    $ 129,050

    Bank of America (as lead agent):
       Revolving credit note due January 15, 2002; unsecured;
          interest is due quarterly at the LIBOR rate or Banker's
          acceptance rate plus 0.50% to 2.0%, or at a base rate
          (defined in the agreement as prime).  At October 31,
          1999 and 1998, the interest rate was 7.32% and 8.00% respectively ..............      26,192        2,500
    Revolving credit note due April 30, 2000, secured, interest paid monthly at prime plus
    0.5% at October 31, 1999, and the interest rate was 8.75% ............................   $   4,896            0
    Seller financing of acquired business:
    Various terms, interest rates ranging from 6% to 9% ..................................       2,315          369


    Other, including capital leases (see Note 9) .........................................       6,934        5,478
                                                                                             ---------    ---------
                                                                                               170,134      137,397

    Less current maturities ..............................................................     (14,910)      (2,346)
                                                                                             ---------    ---------
    Long-term debt .......................................................................   $ 155,224    $ 135,051
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

Aggregate maturities of long-term debt during the fiscal years subsequent to October 31, 1999 are as follows:

2000 ...............   $ 14,910
2001 ...............     18,738
2002 ...............     31,689
2003 ...............     10,000
2004 ...............     16,797
   Thereafter ......     78,000
                       --------
       Total .......   $170,134

8. INCOME TAXES

The provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and minority interest differs from the actual provision for income taxes as set forth below for the years ended October 31:

                                          1999                 1998                  1997
                                         -------              -------              -------
                                         AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                         -------   -------    -------   -------    -------   -------

Income taxes at statutory
              rates...................   $ 9,660      35.0%   $ 8,580      35.0%   $ 6,441      35.0%
State taxes based on income net of
              federal income tax
              benefit.................       801       2.9%       225       0.9%       424       2.3%
Other ................................       229       0.8%       419       1.7%       219       1.2%
                                         -------   -------    -------   -------    -------   -------


          Total income tax expense ...   $10,690      38.7%   $ 9,224      37.6%   $ 7,084      38.5%
                                         =======   =======    =======   =======    =======   =======


The provision for income taxes consists of the following:

Current year income taxes:
     United States ................   $  9,523    $  6,717   $  8,459
     Foreign ......................        455         576        147
Deferred income taxes:
     United States ................        894       1,635     (2,144)
     Foreign ......................       (182)        296        622
                                      --------    --------   --------

Total income tax expense ..........   $ 10,690    $  9,224   $  7,084
                                      ========    ========   ========

The components of the deferred tax assets (liabilities) consist of the following at October 31:

                                       1999        1998
                                      -------    -------
Allowance for doubtful accounts ...   $ 2,050    $ 1,436
Inventory .........................        46       (154)
Accrued liabilities ...............     2,639      2,330
Sales returns and allowances ......        85         51
Other .............................       244         40
                                      -------    -------
  Current .........................     5,064      3,703
                                      -------    -------

Property, plant and equipment .....    (5,146)    (3,843)
Deferred charges ..................      (539)      (363)
Other .............................      (757)      (163)
                                      -------    -------
Noncurrent ........................    (6,442)    (4,369)
                                      -------    -------
   Total ..........................   $(1,378)   $  (666)
                                      =======    =======

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

9. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under noncancellable lease agreements during the years subsequent to October 31, 1999 are as follows:

                                          CAPITAL    OPERATING
                                          LEASES       LEASES
                                          -------    ---------
2000                                      $ 3,902    $  10,069
2001                                        2,987        8,099
2002                                          491        6,574
2003                                           --        4,419
2004                                           --        2,685
Thereafter                                     --        2,994
                                          -------    ---------
Total minimum lease payments                7,380    $  34,840
                                                     =========
Amount representing interest                 (462)
                                          ---------
Present value of minimum lease payments
(including current portion of $3,551)     $ 6,918
                                          =========


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

Refer to Note 16 with regard to events occurring after October 31, 1999.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:




                                                            1999        1998        1997
                                                          --------    --------    --------
NUMERATOR
      Net income (basic and diluted earnings) .........   $ 17,066    $ 15,294    $ 11,319
                                                          --------    --------    --------

BASIC EPS DENOMINATOR
      Weighted average shares outstanding .............      8,661       9,250       9,195
                                                          ========    ========    ========

DILUTED EPS DENOMINATOR
     Weighted average shares outstanding (basic) ......      8,661       9,250       9,195
      stock options outstanding .......................      1,643       1,418       1,129
      Less: Anti-dilutive options .....................     (1,274)       (427)       (787)
            Dilutive effect (treasury stock method)....       (214)       (740)        (90)
                                                          --------    --------    --------
      Total dilution effect ...........................        155         251         252

      Weighted average shares outstanding (diluted) ...      8,816       9,501       9,447
                                                          ========    ========    ========


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

Summary of Stock Options Outstanding at October 31, 1999:


                           STOCK OPTIONS OUTSTANDING

                                             WT.AVG.
                 NUMBER OF                 REMAINING  WT. AVG.
               EXERCISABLE       NUMBER     CONTRACT  EXERCISE
                   OPTIONS   OF OPTIONS   LIFE (YRS)     PRICE
               -----------   ----------   ---------   --------
$ 0.95- 1.42       168,898      168,898         2.0   $   0.98
$ 2.25- 5.38        92,873      135,783         5.5       3.67
$ 8.38-13.63       334,720      900,188         8.1      12.32
$14.25-18.63       215,745      429,308         7.6      15.36
               -----------   ----------               --------

                   812,236    1,634,177               $  11.23
               ===========   ==========               ========

The following table summarizes the Company's Incentive Plans stock option activity:

                                         WEIGHTED
                                         AVERAGE                   OPTION
                                         EXERCISE                   PRICE
                                          PRICE       SHARES        RANGE
                                        ----------  ---------   -------------
Outstanding at November 1, 1996...          7.59    1,076,788    $0.95-$17.50

  Granted ........................         14.91      313,334   $13.38-$17.88
  Exercised ......................          3.83     (254,196)   $0.95-$16.25
  Canceled .......................         14.40      (21,914)   $9.50-$16.00
                                                    ---------
Outstanding at October 31, 1997...         10.38    1,114,012    $0.95-$17.88

  Granted ........................         16.14      410,879    $8.38-$20.38
  Exercised ......................          7.66      (67,061)   $0.95-$16.25
  Canceled .......................         14.57      (51,277)  $10.00-$17.88
                                                    ---------
Outstanding at October 31, 1998...         12.04    1,406,533    $0.95-$20.38

  Granted ........................         11.69      606,864    $2.25-$13.12
  Exercised ......................          2.77       (9,536)    $0.98-$9.50
  Canceled .......................         15.58     (369,704)  $10.00-$20.38
                                                    ---------
Outstanding at October 31, 1999...      $  11.23    1,634,177    $0.95-$18.63
                                                    =========

Exercisable at October 31, 1999...      $   9.69      812,236    $0.95-$18.63
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

A NonManagement Directors Plan (the "Directors Plan") provides for the issuance of up to 25,000 options to purchase shares at an exercise price equal to fair market value of the Company's common stock on date of grant. The following table summarizes the Company's Directors Plan stock option activity:


                                     WEIGHTED
                                      AVERAGE                  OPTION
                                     EXERCISE                  PRICE
                                       PRICE      SHARES       RANGE
                                     --------     ------    ------------


Outstanding at November 1, 1996...      12.55     15,000    $7.75-$18.25

Outstanding at October 31, 1997         12.55     15,000    $7.75-$18.25
     Exercised ...................      (9.66)    (4,000)   $7.75-$12.00
                                                  ------

Outstanding at October 31, 1998      $  12.57     11,000    $7.75-$18.25
     Canceled ....................   $  12.57     (2,000)   $7.75-$18.25
                                                  ------

Outstanding at October 31, 1999...   $  12.57      9,000    $7.75-$18.25
                                                  ======

Exercisable at October 31, 1999...   $  12.57      9,000    $7.75-$18.25
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


                             YEAR ENDED OCTOBER 31,
                      ------------------------------------
                         1999         1998         1997
                      ----------   ----------   ----------
Net income:
      As reported     $   17,066   $   15,294   $   11,319
      Pro forma       $   16,077   $   14,095   $   10,585

Earnings per share:
      As reported:
         Basic        $     1.97   $     1.65   $     1.23
         Diluted      $     1.94   $     1.61   $     1.20
      Pro forma:
         Basic        $     1.86   $     1.52   $     1.15
         Diluted      $     1.82   $     1.49   $     1.12

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

The carrying amount and fair value of certain financial instruments consist of the following at October 31:

                                                       1999                  1998
                                                     --------              --------
                                                     CARRYING    FAIR      CARRYING    FAIR
                                                      AMOUNT     VALUE      AMOUNT     VALUE
                                                     --------   --------   --------   --------
Assets:
  Cash and cash equivalents ......................   $      3   $      3   $  3,706   $  3,706
  Accounts receivable, net .......................    183,453    183,453    148,392    148,392
    Liabilities:
      Accounts payable ...........................     97,828     97,828     80,950     80,950
      Line of credit .............................      4,896      4,896         --         --
      Current maturities of debt .................     10,014     10,014      2,346      2,346
      Long-term debt .............................    155,224    153,028    135,051    145,109

    Off  balance sheet foreign currency swap: ....         --         82         --        593

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

No single customer accounts for 10% or more of consolidated trade sales. An analysis of operations by segment for the years ended October 31, 1999 and October 31, 1998, is as follows:


                                                                         CORPORATE      INTERCOMPANY
                                  WM CAMERON   CA CANADA      ASHLEY     AND OTHER      ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   ----------   ----------     ------------   ------------
OCTOBER 31, 1999
Sales to customers                $  815,915   $  132,975   $  165,156   $   25,465          (1,134)   $  1,138,377

Segment Operating Profit (Loss)       27,431        3,067       14,954       (6,032)                         39,420
Interest Expense                                                             11,664                          11,664
                                                                                                       ------------
Income before income taxes                                                                             $     27,756
                                                                                                       ============


Segment assets at October 31,     $  310,660   $   52,436   $   45,889   $   26,611                    $    435,596
1999

OCTOBER 31, 1998
Sales to customers                $  620,534   $  121,126   $  157,557                                 $    899,217

Segment Operating Profit (Loss)       21,213        3,419       13,390       (5,485)                         32,537
Interest Expense                                                              8,019                           8,019
                                                                                                       ------------


Income before income taxes                                                                             $     24,518
                                                                                                       ============

Segment assets at October 31,     $  259,021   $   44,043   $   46,902   $   11,767                    $    361,733
1998

OCTOBER 31, 1997
Sales to customers                $  488,122   $  115,140   $  157,422   $      906                    $    761,590


Segment Operating Profit (Loss)       11,047        3,265       13,336       (3,495)                         24,153

Interest Expense                                                              5,750                           5,750
                                                                                                       ------------


Income before income taxes                                                                             $     18,403
                                                                                                       ============


Segment assets at October 31,     $  190,663   $   34,716   $   46,452   $   21,420                    $    293,251
1997


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

On January 24, 2000, a stockholder of the Company filed suit in the Superior Court of Fulton County, Georgia, against the Company and its individual directors alleging, among other things, breach of fiduciary duties and unfair dealing in connection with the proposed merger transaction and seeking to enjoin the merger and, alternatively, damages. The stockholder is also seeking class action status and to be certified as the class representative. The Company believes that this cause of action is without merit and will contest the plaintiff's claims by all available means.

17. EVENTS SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITOR'S REPORT
(UNAUDITED)

On February 10, 2000, Bradco Supply Corporation and Barry Segal jointly filed a
Schedule 13D with the Securities and Exchange Commission to report that they had together purchased approximately 444,900 shares or 5.13% of the outstanding shares of Common Stock of the Company. The reporting persons stated that they believed the Investment Group's proposed acquisition price of $15.10 per share to be inadequate and that they were seeking to purchase approximately 60% of the outstanding shares of the Company at $16.25 per share in the open market or in privately negotiated transactions. They further indicated their intent to merge Bradco's operations into the Company and work with the Company's management to grow the combined companies. Bradco and Segal subsequently filed an amended
Schedule 13D on February 16, 2000 to report an increase in ownership by 104,500 shares to 549,400 shares or 6.33% of the outstanding shares of Common Stock of the Company.

On February 11, 2000, the Company announced that it had received an unsolicited proposal from Guardian Industries Corp. to acquire all the outstanding shares of the Company's common stock at a price of $17.00 per share. Guardian Industries indicated that it has the financial capacity to fully fund the proposed transaction. The proposed transaction is subject to due diligence, negotiation of a definitive agreement and regulatory approval. The special committee is evaluating this proposal along with its financial advisor, Credit Suisse First Boston, while Guardian is pursuing its due diligence process.

The special committee subsequently notified Segal that they were currently considering the Guardian proposal and, in light of its superior terms, did not believe that further consideration of Segal's proposal was warranted at the present time. On February 18, 2000, Bradco and Segal further amended their
Schedule 13D filing to report that they have no further interest in pursing a transaction with the Company and that they now intend to hold their shares for investment purposes.

Between January 24, 2000 and January 31, 2000, a total of five separate shareholder lawsuits were filed against the Company and its individual directors, each alleging, among other things, breach of fiduciary duties and unfair dealing in connection with the announced merger transaction by the Company and the Investment Group. Each action is seeks to enjoin the merger and, alternatively, damages. Three of these cases were filed in the Superior Court of Fulton County, Georgia and two actions were filed in the County Court at Law of Dallas County, Texas. Each of the plaintiff's is seeking class action status in connection with their claims and is requesting to be certified as the class representative. The Company has not yet filed answers to any of the pending suits and, in view of the acquisition proposal by Guardian Industries Corp. at $17.00 per share, has asked for an extension of time to answer. The Company believes that each cause of action is without merit and intends to vigorously defend against such actions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Class III Directors (Terms expire 2000)

Richard L. Cravey, 55, has been a director of Cameron Ashley since 1994. Mr. Cravey has served as a Managing Director of Cravey, Green & Wahlen, Incorporated since 1985, as a Managing Director of CGW Southeast Management Company since 1991, and as a Managing Director of CGW Southeast I, Inc., the general partner of CGW Southeast I, L.P. since 1991. CGW Southeast I, L.P. is an affiliate of Cameron Ashley. Mr. Cravey is also a director of AMRESCO, INC.

J. Veronica Biggins, 53, has been a director of Cameron Ashley since October 1996. She is a partner with the executive search firm Heidrick & Struggles, specializing in senior management recruitment where she has been employed since February 1995. Previously, Ms. Biggins served as Assistant to the President of the United States and Director of Presidential Personnel from January 1994 to February 1995. Prior thereto, she was with NationsBank for 20 years serving in various positions including Executive Vice President for Corporate Community Relations. Ms. Biggins also serves on the board of directors for Avnet, Inc. and National Data Corporation.

     Class II Directors (Terms expire 2001)

Harry K. Hornish, 54, has been a director of Cameron Ashley since October 1996. He is President and Chief Operating Officer of the Distribution Group of United States Filter Corporation, a manufacturer and distributor of water and sewer related products and systems. From November 1991 to October 1996, Mr. Hornish was President and Chief Executive Officer of The Utility Supply Group, Inc. prior to its sale to United States Filter in October 1996. He served as Vice President and General Manager of the Cameron Wholesale Division of CertainTeed Corporation prior to its purchase by CGW Southeast I, L.P. in November 1991.

Walter J. Muratori, 56, has been a director of Cameron Ashley since 1994. Mr. Muratori has served as Vice Chairman and Chief Operating Officer of Cameron Ashley since March 1998, as President of Cameron Ashley since February 1994 and as President of Wm. Cameron & Co. since June 1997. He also served as Chairman of the Board of Ashley Aluminum L.L.C., formerly Ashley Aluminum, Inc., a subsidiary of Cameron Ashley from June 1997 until its conversion to limited liability company in November 1998. He previously served as President of Ashley from October 1991 to June 1997. From 1989 to 1991, Mr. Muratori served as President of Talquin Building Products, Inc., a division of Florida Progress Corporation and the parent of Ashley. From 1970 to 1986, Mr. Muratori held various sales and management positions at Ashley.

Alan K. Swift, 49, has been a director of Cameron Ashley since October 1997. Mr. Swift is Chairman of the Board of Field Marketing, Inc., a provider of merchandising and other in-field marketing services to national manufacturers and consumer goods companies. From May 1998 to June 1999 he served as Chairman of A-Three Services Agency, Ltd., a national fulfillment company specializing in promotional materials handling and database/direct marketing. From 1994 to May 1998, he served as Chief Executive Officer of Field Marketing. Field Marketing is a subsidiary of Cameron Ashley. See "Certain Relationships and Related Transactions". He also was Chairman and Chief Executive Officer of Promotional Marketing, Inc., a marketing services company headquartered in Chicago, Illinois, from 1982 to 1994.

     Class I Directors (Terms expire 2002)

Ronald R. Ross, 47, has been a director of Cameron Ashley since 1994. Mr. Ross has served as Chief Executive Officer of Cameron Ashley since September 1996, as Chairman of the Board of Cameron Ashley since February 1994 and as Chairman of the Board and Chief Executive Officer of Wm. Cameron & Co., a subsidiary of Cameron Ashley, since November 1996. From December 1991 to June 1997, he served as President of Cameron. Mr. Ross was Vice President, Operations of the Cameron Wholesale division of CertainTeed Corporation, a building products manufacturer, from September 1987 to September 1991 and served as Vice President and General Manager of the division until its sale in December 1991.

Lawrence P. Klamon, 63, has been a director of Cameron Ashley since September 1999. Mr. Klamon is a private investor. He served as President and Chief Executive Officer of Fuqua Enterprises, Inc. an Atlanta based, New York Stock Exchange listed medical products company from 1995 until the sale of that company in 1997. Prior thereto, Mr. Klamon was senior counsel to Alston & Bird, an Atlanta law firm, from 1991 to 1995. From 1967 to 1991, Mr. Klamon served in a variety of capacities, most recently as Chairman of the Board of Fuqua Industries, a Fortune 500 diversified holding company.

Edwin A. Wahlen, Jr., 52, has been a director of Cameron Ashley since August 1996. He has served as a Managing Director of Cravey, Green & Wahlen Incorporated since 1985, as Managing Director of its investment management affiliate, CGW Southeast Management Company since 1991, and as a Managing Director of CGW Southeast I, Inc., the general partner of CGW Southeast I, L.P. since 1991. CGW Southeast I, L.P. is an affiliate of the Company. [

FORMER DIRECTORS

Allen J. Keesler, Jr., a director of Cameron Ashley since August 1996, resigned from our board of directors on May 21, 1999. After Mr. Keesler's resignation, our board of directors reduced the number of director positions from nine to eight.

Donald S. Huml, a director of Cameron Ashley since 1994, resigned from our board of directors on August 27, 1999. Mr. Klamon was appointed to fill the vacancy occurring in our board of directors by Mr. Huml's resignation.

EXECUTIVE OFFICERS

In addition to Ronald R. Ross and Walter J. Muratori, who are named above, Cameron Ashley has the following executive officers:

Garold E. Swan, 46, has served as Executive Vice President and Chief Financial Officer of the Company and Cameron since April 1999. During 1998, Mr. Swan was Senior Vice President and Chief Financial Officer of PC Service Source, Inc., a Dallas, Texas, based personal computer service logistics provider. From 1988 to 1997, Mr. Swan was with Fibreboard Corporation, serving as Vice President and Controller from 1988 to 1996 and as Vice President of Finance from 1996 through the company's acquisition by Owens Corning in 1997. Mr. Swan was employed by Arthur Andersen, LLP from 1977 to 1988.

Kirk W. Black, 38, has served as Executive Vice President and Chief Information Officer of the Company and Cameron since June 1999. Mr. Black was a Senior Consultant with IBM Corporation from 1997 to 1999 focusing on ERP and E-Commerce implementation initiatives. He served as Director of Supply Chain Systems for Paging Network, Inc., a paging and wireless service company, from 1995 to 1997. Mr. Black was employed by Andersen Consulting, LLP from 1983 to 1995.

C. Steven Gaffney, 51, has served as Executive Vice President of the Company and as President and Chief Executive Officer of Ashley since June 1997. Mr. Gaffney was Vice President of the Company from 1994 to June 1997. Mr. Gaffney was Executive Vice President of Ashley from 1991 to June 1997. He previously served as President of Ashley from 1989 to 1991 and as its Vice President from 1986 to 1989.

John S. Davis, 43, has served as Vice President - General Counsel and Secretary of the Company since August 1994. Prior to joining the Company, he was employed as Associate Counsel - Mergers and Acquisitions of Electronic Data Systems Corporation (EDS) from 1990 to August 1994. Mr. Davis was engaged in private legal practice prior to 1990.

Thomas R. Miller, 50, has served as Vice President - Human Resources of the Company since December 1994. From 1980 until December 1994, Mr. Miller served as Managing Director of Employee Relations for American Airlines, Inc.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION INFORMATION. The following table summarizes compensation with respect to the fiscal years 1997, 1998 and 1999 earned by or paid to or accrued for our chief executive officer and our other four most highly compensated executive officers during fiscal 1999. J. Andrew Kerner, our former Executive Vice President and Chief Financial Officer of who resigned in March 1999 is included as a named executive officer for fiscal 1999. We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive payouts during fiscal 1997, 1998 or 1999. The named executive officers in the following tables were officers of Cameron Ashley and our Cameron or Ashley divisions during fiscal 1997, 1998 and 1999 and were compensated by such companies for service in such capacities in the amounts set forth below:

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL                  LONG TERM         ALL OTHER
                                      COMPENSATION              COMPENSATION     COMPENSATION
                                      ------------              ------------     ------------

                                                                 SECURITIES
                                                                 UNDERLYING
                                     FISCAL  SALARY     BONUS      OPTIONS
      NAME AND CURRENT POSITION       YEAR    ($)        ($)         (#)              ($)
      -------------------------      ------  -------   -------   ----------         -------
Ronald R. Ross ..................     1999   391,731   258,240       60,179          4,800(1)
  Chairman of the Board &             1998   295,192   181,600            0          4,800(1)
  Chief Executive Officer             1997   275,000   209,575            0          4,763(1)

Walter J. Muratori ..............     1999   332,987   223,840       41,185         16,232(2)
  Vice Chairman, President &          1998   251,141   164,640            0         18,297(2)
  Chief Operating Officer             1997   233,872   220,050            0         13,627(2)

C. Steven Gaffney ...............     1999   175,526   165,312            0         16,350(2)
  Executive Vice President,           1998   163,318   105,600       50,000         15,223(2)
  President - Ashley Division         1997   137,818   123,240        6,994         12,398(2)

Garold E. Swan ..................     1999   121,154    44,100      100,000              0
  Executive Vice President -          1998         0         0            0              0
  Chief Financial Officer (3)         1997         0         0            0              0

J. Andrew Kerner ................     1999    99,203         0       40,000              0
  Former Executive Vice President     1998   124,038    48,411      100,000              0
  and Chief Financial Officer (4)     1997         0         0            0              0

John S. Davis ...................     1999   171,298    55,360       30,000          4,800(1)
  Vice President, General Counsel     1998   160,000    48,400            0          4,800(1)
  & Secretary                         1997   120,000    50,000       33,443          3,948(1)


(1)  Represents Cameron division's matching contribution under its 401(k) Plan.
(2) Represents Ashley division's matching contribution under its 401(k) Plan and contributions to the Ashley profit sharing plan.
(3)  Mr. Swan joined Cameron Ashley in April, 1999.
(4)  Mr. Kerner joined Cameron Ashley in April, 1998 and resigned in March,
     1999.

EMPLOYEE STOCK OPTIONS

         Our incentive plans provide for the grant of awards in the form of non-qualified stock options, incentive stock options, stock appreciation rights and shares of restricted stock as well as several types of equity-based incentive compensation awards including performance units, performance shares, phantom stock, unrestricted bonus stock and dividend equivalent rights. All officers and several key employees of Cameron Ashley and its subsidiaries, approximately 150 persons, are eligible to participate in our incentive plans. Set forth below is information relating to grants of options to purchase shares of Cameron Ashley's common stock made to the named executive officers in fiscal 1999 under the incentive plans. We did not grant any incentive stock options, stock appreciation rights or restricted stock during fiscal 1999.

                          OPTION GRANTS IN FISCAL 1999

                                                                              POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                  ANNUAL RATES OF STOCK PRICE
                              INDIVIDUAL GRANTS                                   APPRECIATION FOR OPTION TERM
                              -----------------                                   ----------------------------

                                           % OF TOTAL
                         OPTIONS        OPTIONS GRANTED        EXERCISE OR
                       GRANTED (1)      TO EMPLOYEES IN        BASE PRICE      EXPIRATION
         NAME               #             FISCAL YEAR           ($/SH)(2)         DATE       5%($)           10%($)
         ----          -----------      ----------------       -----------     ----------   -------         -------


Ronald R. Ross           41,235               6.9              11.81           5/25/09      306,262         776,129
                         18,944               3.2               2.95           5/25/09      308,546         524,410

Walter J. Muratori       28,220               4.7              11.81           5/25/09      209,597         531,160
                         12,965               2.2               2.95           5/25/09      211,164         358,898

C. Steven Gaffney             0                --                 --                --           --              --

Garold E. Swan          100,000              16.8              13.00           4/12/09      817,563       2,071,865

J. Andrew Kerner         40,000               6.7              13.00          Canceled           --              --

John S. Davis            30,000               5.0              13.00          10/29/07      212,713         522,912


(1) These options become exercisable in equal installments over a three- to five-year period. In the event of a change of control, the options listed above become immediately exercisable.

(2) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to restrictions.

         The following table presents information regarding the value realized through stock option exercises during fiscal 1999 and the value of unexercised options held by the named executive officers at October 31, 1999. There were no incentive stock options, stock appreciation rights or restricted stock outstanding during fiscal 1999.

       AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FY-END OPTION VALUES


                                                        NUMBER OF
                                                  SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                       AT FY-END                AT FY-END(1)
                                                          (#)                       ($)
                                                  ---------------------     --------------------

                             SHARES
                           ACQUIRED
                          ON EXERCISE   VALUE         EXERCISABLE/              EXERCISABLE/
      NAME                     #       REALIZED      UNEXERCISABLE             UNEXERCISABLE
      ----                -----------  --------      -------------             -------------

Ronald R. Ross ......          0          0          120,000/140,180             0/107,507

Walter J. Muratori...          0          0          155,003/81,186           726,306/73,576

C. Steven Gaffney....          0          0           37,794/30,000              82,566/0

Garold E. Swan ......          0          0             0/100,000                   0/0

J. Andrew Kerner.....          0          0                0/0                      0/0

John S. Davis .......          0          0           33,443/10,000                 0/0

(1) Dollar values were calculated by determining the difference between the closing sale price of our common stock on October 29, 1999 of $8.625 per share and the exercise price of such options.

DIRECTOR COMPENSATION

         Members of our board of directors who are not officers or employees of Cameron Ashley or its subsidiaries, are eligible to receive annual aggregate compensation $25,000 (plus an additional $1,000 per meeting for each meeting attended in excess of four meetings per year) in a combination of monthly retainers, meeting fees and optional equity-based awards. All of these fees are paid in a lump sum at the end of the fiscal year. Each outside director receives a monthly retainer of $1,000 and a fee of $1,000 for each board or committee meeting attended plus reimbursement for expenses incurred in serving as directors. Outside directors are also eligible to receive, at the end of each fiscal year, an award of 1,000 stock options under our stock incentive plan at a discount to market value on the date of grant with a total value of $9,000. These options vest in full on the one year anniversary of the date of grant. Each outside director may elect to receive the total of monthly and meeting fees in the form of additional discounted stock options under our stock incentive plan in lieu of cash.

         Upon the expiration of the consulting agreement in December 1998, Mr. Cravey and Mr. Wahlen became eligible to receive compensation for service as outside directors of Cameron Ashley for fiscal 1999.

         At its meeting in December 1999, our compensation committee approved management's proposal to pay all outside director compensation for fiscal 1999 in cash in lieu of equity-based awards. We paid the following cash amounts to outside directors in 1999: Mr. Hornish, $25,000; Ms. Biggins, $26,000; Mr. Cravey, $25,000; Mr. Wahlen, $25,000; and Mr. Klamon, $11,000.

         We paid four of our outside directors additional compensation for serving on a special committee of the board. This committee was formed in December 1998 to evaluate a proposal by an investment group, which included members of our management, to acquire Cameron Ashley. The proposed transaction was not completed. This special committee completed its work in March 1999. We paid the following amounts to the members of this special committee: $15,000 to Mr. Huml, as Chairman, and $10,000 each to Mr. Hornish, Mr. Keesler and Ms. Biggins.

EMPLOYMENT AGREEMENTS

         Mr. Ross is party to an employment agreement with Cameron Ashley dated May 25, 1999. This agreement replaced, superseded and extended the term of a prior agreement dated September 1, 1996 between Mr. Ross and Wm. Cameron & Co. Mr. Ross' agreement provides for his employment by us for a period of four years commencing on May 25, 1999 or until earlier termination upon (i) death or disability; (ii) cause, as defined in the agreement; (iii) 90 days' prior written notice to us by Mr. Ross; (iv) immediate written notice by us to Mr. Ross; or (v) mutual agreement between Mr. Ross and us. Mr. Ross' agreement provides for a minimum base salary of $460,000, subject to periodic review and discretionary increase by our board of directors; eligibility for an annual cash performance bonus in an amount up to 100% of base salary for the applicable year based on attainment of performance objectives established by our board of directors in good faith; and a grant of stock options effective as of the date thereof in accordance with our long term incentive compensation program. Mr. Ross is also entitled to reimbursement of reasonable business expenses and participation in all employee benefit plans for which he is eligible. Upon termination of Mr. Ross' employment for any reason except our termination without cause, Mr. Ross will be paid only his earned but unpaid base salary as of the date of termination. If we terminate Mr. Ross without cause, Mr. Ross will be entitled to receive severance pay equal to (a) his then current annualized base salary for a period of 12 months plus (b) the average of the annual bonus actually paid to or accrued for him for the two most recent fiscal years ended prior to the date of termination, paid over 12 months. The agreement also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus one year following termination.

Mr. Muratori is party to an employment agreement with Cameron Ashley dated May 25, 1999. This agreement replaced, superseded and extended the term of a prior agreement dated December 20, 1991, between Mr. Muratori and Ashley. Mr. Muratori's agreement provides for his employment by us for a period of three years commencing on May 25, 1999 or until earlier termination upon (i) death or disability; (ii) cause, as defined in the agreement; (iii) 90 days' prior written notice to us by Mr. Muratori; (iv) immediate written notice to Mr. Muratori by us; or (v) mutual agreement between Mr. Muratori and us. Mr. Muratori's agreement provides for a minimum base salary of $340,000, subject to periodic review and discretionary increase by our board of directors; eligibility for an annual cash performance bonus in an amount up to 100% of base salary for the applicable year based on attainment of performance objectives established by our board of directors in good faith; and a grant of stock options effective as of the date thereof in accordance with our long term incentive compensation program. Mr. Muratori is also entitled to reimbursement for reasonable business expenses and participation in all employee benefit plans for which he is eligible. Upon termination of Mr. Muratori's employment for any reason except our termination without cause, Mr. Muratori will be paid only his earned but unpaid based salary as of the date of termination. If we terminate Mr. Muratori without cause, Mr. Muratori will be entitled to receive severance pay equal to (a) his then current annualized base salary for a period of 12 months plus (b) the average of the annual bonus actually paid to or accrued for him for the two most recent fiscal years ended prior to the date of termination, paid over 12 months. The agreement also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus one year from the date of termination.

Mr. Gaffney is party to an employment agreement with Ashley dated December 1, 1997. Mr. Gaffney's agreement provides for his employment by Ashley for a period of three years commencing on December 1, 1997 or until earlier termination upon
(i) death or disability; (ii) cause, as defined in the agreement; (iii) 90 days' prior written notice to Ashley by Mr. Gaffney; (iv) immediate written notice to Mr. Gaffney by Ashley; or (v) mutual agreement between Mr. Gaffney and Ashley. Mr. Gaffney's agreement provides for a minimum base salary of $160,000, subject to periodic review and discretionary increase by Ashley; eligibility for an annual cash performance bonus in an amount of up to 100% of base salary for the applicable year based on attainment of performance objectives established by the board of directors of Ashley and Cameron Ashley in good faith; and a grant of stock options for 50,000 shares of Cameron Ashley common stock and an additional grant of options at the end of the term thereof in the discretion of the board of directors of Cameron Ashley. Mr. Gaffney is also entitled to reimbursement for reasonable business expenses and participation in all employee benefit plans for which he is eligible. Upon termination of Mr. Gaffney's employment for any reason except Ashley's termination without cause, Mr. Gaffney will be paid only his earned but unpaid base salary as of the date of termination. If Ashley terminates Mr. Gaffney without cause, Mr. Gaffney will be entitled to receive severance pay equal to (a) his then current annualized base salary for a period of 12 months, paid over 12 months. The agreement also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus one year from the date of termination.

Mr. Swan is a party to an employment agreement with Wm. Cameron & Co. dated April 12, 1999. Mr. Swan's agreement provides for his employment by Wm. Cameron & Co. for a period of three years commencing on April 12, 1999 or until earlier termination upon (i) death or disability; (ii) cause, as defined in the agreement; (iii) 90 days' prior written notice to Wm. Cameron & Co. by Mr. Swan;
(iv) immediate written notice to Mr. Swan by Wm. Cameron & Co.; or (v) mutual agreement between Mr. Swan and Wm. Cameron & Co. Mr. Swan's agreement provides for a minimum base salary of $225,000, subject to periodic review and discretionary increase by Cameron Ashley; eligibility for an annual cash performance bonus in an amount of up to 60% of base salary for the applicable year based on attainment of performance objectives established by our board of directors in good faith; and a grant of stock options for 100,000 shares of Cameron Ashley common stock. Mr. Swan is also entitled to reimbursement for reasonable business expenses and participation in all employee benefit plans for which he is eligible. Upon termination of Mr. Swan's employment for any reason except Wm. Cameron & Co's termination without cause, Mr. Swan will be paid only his earned but unpaid base salary as of the date of termination. If Wm. Cameron & Co. terminates Mr. Swan without cause, Mr. Swan will be entitled to receive severance pay equal to his then current annualized base salary for a period of 12 months, paid over 12 months. The agreement also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus one year from the date of termination.

Mr. Davis is party to an employment agreement with Wm. Cameron & Co. dated October 13, 1997. Mr. Davis' agreement provides for his employment by Wm. Cameron & Co. for a period of three years commencing on October 13, 1997 or until earlier termination upon (i) death or disability; (ii) cause, as defined in the agreement; (iii) 90 days' prior written notice to Wm. Cameron & Co. by Mr. Davis; (iv) immediate written notice to Mr. Davis by Wm. Cameron & Co.; or
(v) mutual agreement between Mr. Davis and Wm. Cameron & Co. Mr. Davis' agreement provides for a minimum base salary of $160,000, subject to periodic review and discretionary increase by Wm. Cameron & Co.; eligibility for an annual cash performance bonus in an amount of up to 60% of base salary for the applicable year based on attainment of performance objectives established by the board of directors of Wm. Cameron & Co. and Cameron Ashley in good faith; and a grant of stock options for 30,000 shares of Cameron Ashley common stock. Mr. Davis is also entitled to reimbursement for reasonable business expenses and participation in all employee benefit plans for which he is eligible. Upon termination of Mr. Davis' employment for any reason except Wm. Cameron & Co.'s termination without cause, Mr. Davis will be paid only his earned but unpaid base salary as of the date of termination. If Wm. Cameron & Co. terminates Mr. Davis without cause, Mr. Davis will be entitled to receive severance pay equal to his then current annualized base salary for a period of 12 months, paid over 12 months. The agreement also contains noncompetition and nonsolicitation covenants covering the term of the agreement plus one year from the date of termination.

CHANGE OF CONTROL AGREEMENTS

Mr. Ross and Mr. Muratori are parties to change of control agreements with Cameron Ashley dated June 1, 1999 (replacing and superseding prior agreements dated June 1, 1996). Mr. Swan, Mr. Gaffney and Mr. Davis are parties to change of control agreements with Cameron Ashley dated October 25, 1999. These agreements become effective upon a "change of control", as defined in the change of control agreements, and remain in effect for a period of five years thereafter. Upon a change of control, the employment agreements of Mr. Ross, Mr. Muratori, Mr. Gaffney, Mr. Swan and Mr. Davis would be automatically superseded by the change of control agreements and the terms of their employment with Cameron Ashley would be governed thereby.

Under the change of control agreements, each executive is provided a base salary equal to a 12-month annualized amount of the highest monthly base salary paid to such executives during the preceding 12-month period. They are also entitled to receive a guaranteed bonus in cash equal to their highest bonus under existing bonus plans for the last three full fiscal years prior to the effective date. Each executive would be entitled to participate in all incentive plans, fringe benefits, vacation and expense reimbursement policies as in effect with respect to Cameron Ashley prior to the change of control.

The change of control agreements provide remedies to the executive in the event his employment is terminated during the employment period initiated by the change of control. If the executive is terminated for "cause", as defined in the change of control agreements, he is entitled only to salary and benefits accrued through the date of termination. If terminated without cause or if the executive resigns for "good reason", as defined in the change of control agreements, he is entitled to severance benefits. Such benefits would consist of (i) unpaid base salary through the termination date; (ii) bonus earned through the termination date; (iii) any unpaid deferred compensation and accrued vacation pay; (iv) three times annual base salary and annual bonus (two years in the case of Mr. Gaffney, Mr. Swan and Mr. Davis); (v) three years extra credit toward retirement plan benefits (two years in the case of Mr. Gaffney, Mr. Swan and Mr. Davis);
(vi) three years continued coverage under welfare plans (two years in the case of Mr. Gaffney , Mr. Swan and Mr. Davis); and (vii) any other unpaid benefits to which the executive is entitled. The change of control agreements also provide for the payment of accrued salary, bonus and benefits in the event of the death or disability of the executives. The severance payments owed to the executive are further subject to adjustment to mitigate the impact on Cameron Ashley and on the executive of Sections 280G, dealing with the limitation on deductibility of so-called excess "parachute" payments, and 4999, dealing with excise taxes payable by the recipient of "parachute" payments, of the Internal Revenue Code of 1986 applicable to such payments.

INDEMNIFICATION AGREEMENTS

Each of our directors and the named executive officers is a party to an indemnification agreement with us under which we have granted to each named executive officer rights of indemnification and, under some circumstances, mandatory indemnification, permissible under the provisions of our articles of incorporation and bylaws and the Georgia Business Corporation Code. The indemnification is applicable to expenses, liabilities and other costs actually and reasonably incurred or suffered by these persons in connection with any threatened, pending or completed action, suit or proceeding to which they are made a party because they were an officer or director of Cameron Ashley, provided that they have met the requisite standard of conduct established by the indemnification agreement and applicable law.


                             TEN-YEAR/SAR REPRICINGS

On December 1, 1998, our compensation committee approved the repricing of options for two of the named executive officers and one of our other executive officers. The compensation committee determined that the repricings were necessary for retention of these executive officers in key administrative positions. The following table sets forth information regarding the repricing of options during fiscal 1999. There have been no other options repriced for any of our executive officers in any of the last 10 completed fiscal years.


                                        NUMBER OF                                                         LENGTH OF
                                        SECURITIES        MARKET PRICE     EXERCISE                       ORIGINAL
                                        UNDERLYING        OF STOCK AT      PRICE AT                       OPTION TERM
                                        OPTIONS/          TIME OF          TIME OF           NEW          REMAINING AT
                                        SARS              REPRICING OR     REPRICING OR      EXERCISE     DATE OF
                                        REPRICED OR       AMENDMENT        AMENDMENT         PRICE        REPRICING OR
NAME                        DATE        AMENDED (#)           ($)              ($)             ($)        AMENDMENT
----                        ----        -----------       -------------    ------------      --------     --------------

John S. Davis               12/1/98     30,000            8.0625              17.875         13.00        8 years,
  Vice President and                                                                                      11 months
  General Counsel

Thomas R. Miller            12/1/98     30,000            8.0625              17.875         13.00        8 years,
  Vice President of                                                                                       11 months
  Human Resources


J. Andrew Kerner            12/1/98     40,000            8.0625               20.00         13.00        9 years,
  Former Executive                                                                                        4 months
  Vice President and
  Chief Financial Officer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our compensation committee, which is comprised of Richard L. Cravey and J. Veronica Biggins, is responsible for establishing salaries, bonuses and other compensation for our executive officers and for administering our stock incentive plans.

Mr. Cravey is a managing director of CGW Southeast Management Company. CGW Southeast Management Company, an affiliate of CGW Southeast I, L.P., was previously a party to a consulting agreement with Cameron Ashley which expired on December 20, 1998. Under the agreement, Cameron Ashley paid a monthly retainer fee to CGW Southeast Management Company for financial and management consulting services. CGW Southeast Management Company also was eligible to receive additional compensation, if approved by our board of directors at the end of the fiscal year, based upon the overall performance of Cameron Ashley and its subsidiaries. The aggregate monthly fees paid by Cameron Ashley in fiscal 1999 were $72,000. No additional compensation was paid at fiscal year-end. The consulting agreement was not renewed or replaced by any similar arrangement. Mr. Cravey was appointed to the compensation committee effective January 1, 1999 after expiration of the consulting agreement in December 1998.

Mr. Cravey holds a one-third interest in the CGW Southeast Management Company, a one-third interest in the corporate general partner of CGW Southeast I, L.P. that made a 1% investment in CGW Southeast I, L.P., and a one-third interest in Le Select, a Georgia general partnership and limited partner of CGW Southeast I, L.P. that owns a 5.33% limited partnership interest in CGW Southeast I, L.P. Mr. Cravey is also a managing director of CGW Southeast I, Inc. and of CGW Southeast Management Company.

Ms. Biggins is a partner of Heidrick & Struggles, and her firm provided retained executive recruitment services to Cameron Ashley in fiscal 1999. The amount paid by Cameron Ashley for such services did not exceed 5% of consolidated gross revenues of either Cameron Ashley or Heidrick & Struggles in fiscal 1999.



REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Decisions and recommendations regarding the compensation of our executives are made by a two-member compensation committee composed entirely of directors who do not serve as officers or employees of Cameron Ashley. Following is a report of the compensation committee concerning our executive compensation policies for fiscal 1999. The following report is not subject to incorporation by reference in any filings heretofore or hereafter made by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

We are responsible for establishing the policies and programs that determine the compensation of Cameron Ashley's Chief Executive Officer and other senior management. We establish increases in base compensation, over base compensation as established by contract, and bonus compensation, subject to maximum bonus percentages also established by contract, on an annual basis for Cameron Ashley's Chairman of the Board and Chief Executive Officer and its President and have approval authority over the recommendations of senior management for increases in annual base and bonus compensation for all other executive officers. In addition, we have exclusive authority to approve stock option grants to all executive officers. We consider both internal and external data in determining officers' compensation, including input from outside compensation consultants and relevant industry executive compensation data.


COMPENSATION PHILOSOPHY

The compensation philosophy of Cameron Ashley, endorsed by the compensation committee, is that a substantial portion of the annual compensation of each executive officer must be contingent upon Cameron Ashley's performance, as well as the individual contributions of each officer. As a result, much of the executive officer's compensation is "at risk," with annual bonus compensation, at full target levels, accounting for up to one-half of total cash compensation for senior management. The purpose of this philosophy is to align the executive's compensation closely with Cameron Ashley's annual and long-range objectives, thereby serving the interests of Cameron Ashley's shareholders. We also seek to ensure that Cameron Ashley's compensation opportunities are competitive with companies of similar size and in similar industries to enable Cameron Ashley to attract and retain highly qualified executives.

COMPENSATION PROGRAM

Cameron Ashley's executive compensation program has three major components, all of which are intended to implement Cameron Ashley's compensation philosophy:

                  1. Base salary for executive officers has generally been established by employment contract and is reviewed annually in relation to the competitive pay practices of comparable companies, the skills and performance level of the individual executive, and our needs and resources.

                  2. Cash incentive compensation is paid annually in the form of bonuses based on the attainment of specified business and personal goals. Target maximum bonuses are established as a percentage of base salary and range from 100% of base salary for the Chairman and Chief Executive Officer, President and Chief Operating Officer and some Executive Vice Presidents to 60% of base salary for other executive officers. A major component of each executive's annual bonus compensation formula is tied to Cameron Ashley's overall financial performance in the fiscal year.

                  3. Equity-based incentive compensation is provided to employees and management through the incentive plans. The incentive plans are administered by our compensation committee. Our compensation committee awards option grants to officers and key employees from time to time in reflection of the incentive and retention goals of the incentive plans. These awards take the form of discretionary grants and annual formula-based grants.

         As an inducement to aid in executive recruitment, new executive officers who join Cameron Ashley typically receive an initial option grant commensurate with their position and responsibilities. Of the named executive officers, Mr. Swan received such a grant in fiscal 1999. Some executive officers may also from time to time receive additional, discretionary option grants in recognition of outstanding performance or to respond to competitive market conditions and our retention objectives. Larger option grants are often made in connection with the execution or renewal of employment contracts with executive officers. None of the named executive officers received any discretionary grants during fiscal 1999. From time to time, we may make smaller, discretionary grants of stock options to non-executive key employees for retention purposes or to reward outstanding performance.

         Options under our incentive plans, other than in connection with directors' compensation, vest over a term of three to five years during the participant's employment with us. The purpose of the incentive plans is to instill the economic incentives of ownership, create management incentives to improve shareholder value and, through the use of vesting periods, encourage executives to remain with us and focus on long-term results. We have not granted stock appreciation rights, restricted stock awards or long-term incentive bonuses; however, the incentive plans permit grants of these types of incentives.

         On the recommendation of independent compensation consultants and our compensation committee, in May 1999 our board of directors approved a long term incentive compensation program calling for annual stock option grants under the incentive plans to several of our executive officers and other key management. This compensation strategy was designed to directly link performance in meeting annual objectives and the individual's position with an annual grant of stock options based upon a pre-determined formula. Under this long term incentive compensation program, a portion of individual option grants would be made at a discount to the fair market value at date of grant and a portion would be made at fair market value. The total option grant value, determined by Black Scholes valuation, would equate to the predetermined formula award value. Mr. Ross and Mr. Muratori, who received grants of 60,179 and 41,185 options, respectively, in May 1999, were the only executive officers or employees to receive option grants under the long term incentive program in fiscal 1999. In December 1999, our compensation committee suspended all other annual stock option grants for fiscal 1999.

         Our employee stock purchase plan allows all eligible employees, including executive officers, to purchase shares of our common stock at a price not less than 85% of fair market value, subject to limitations. The purpose of the stock purchase plan is to enhance the proprietary interest among all of our employees, including executives.

OTHER EXECUTIVE COMPENSATION

Through our subsidiaries, we provide benefits to executives that are also available to all employees of our subsidiaries, including 401(k) savings plans which include matching contributions, medical, basic life and disability insurance benefits. Executive officers also receive supplemental disability insurance and car allowances. There are no other pension or retirement programs. We generally do not provide executive perquisites such as club memberships.

SECTION 162(m) POLICY

The Securities and Exchange Commission requires that our compensation committee discuss how they intend to deal with the cap on the deductibility of compensation over $1,000,000 for executive officers under Section 162(m) of the Internal Revenue Code.

Generally, our compensation committee has determined to analyze the impact of
Section 162(m) on Cameron Ashley in the light of all of the relevant factors and will maintain flexibility and integrity in our compensation systems while attempting to maximize deductibility of compensation. While our compensation committee recognizes the importance of maximizing Cameron Ashley's ability to deduct compensation for tax purposes, it also realizes a need for compensation systems designed to attract and retain qualified executives, particularly the Chief Executive Officer.

Section 162(m) will have little or no impact on Cameron Ashley in 2000, as we project that the maximum levels of cash compensation for Cameron Ashley's most highly paid executive officers will not exceed $1,000,000. We believe that Cameron Ashley's incentive plans include provisions required in order to permit the stock options granted by Cameron Ashley to qualify as "performance-based compensation" for purposes of Section 162(m).

We will periodically monitor Cameron Ashley's compensation programs, the levels of compensation to various executives and the impact of Section 162(m) on Cameron Ashley with a view toward maintaining a flexible and competitive compensation system for executives that includes deductible elements to the extent feasible.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

Mr. Ross's fiscal 1999 compensation was derived from commitments under Mr. Ross' employment agreement dated May 25, 1999 and former employment agreement dated September 1, 1996. See "Executive Compensation - Employment Agreements." Under the current agreement, Mr. Ross' base salary was set at $460,000, subject to review periodically by our compensation committee. In practice, our compensation committee reviews Mr. Ross' salary annually each December. In December 1999, the compensation committee reviewed Mr. Ross' performance and comparative salary data and granted a 5% base salary increase from $460,000 to $483,000, effective December 1, 1999.

Our compensation committee approved the incentive bonus payment for Mr. Ross for fiscal 1999 in December 1999. Mr. Ross' target annual bonus of 100% of base salary is set by his current employment agreement. The agreement provides that the amount of bonus is determined based upon the achievement of quantitative and qualitative performance goals established in good faith by our compensation committee. In determining Mr. Ross' fiscal 1999 bonus payment, our compensation committee measured Cameron Ashley's performance in relation to pre-set targets for the following factors: (i) our pre-tax profit; (ii) our earnings per share; and (iii) the stock price of our common stock at fiscal year end (based on an average market price during November). Our committee also considered several discretionary factors for fiscal 1999, including (x) strengthening of our balance sheet, (y) successful progress on implementation of our Cameron division's system re-engineering project and (z) moderate improvements in Cameron Ashley's operating efficiency and in reducing the number of branch locations with negative earnings before interest and taxes. Mr. Ross' bonus formula is weighted 60% to the pre-set financial targets described above and 40% to discretionary factors. In fiscal 1999, Mr. Ross achieved approximately 56% out of a possible 100% of the criteria performance established for his fiscal 1999 bonus, including discretionary factors.


                                            COMPENSATION COMMITTEE

                                            Richard L. Cravey
                                            J. Veronica Biggins

February 21, 2000

SHAREHOLDER RETURN COMPARISON

We completed an initial public offering of our common stock on March 29, 1994. Our common stock began trading on the NASDAQ National Market System on that date. On June 17, 1998 our common stock was listed for trading on the New York Stock Exchange. The following line graph presentation compares cumulative returns of our common stock with the New York Stock Exchange (U.S. Companies) and an industry peer group selected by us assuming the investment of $100 in our common stock, the New York Stock Exchange (U.S. Companies) and the peer index and reinvestment of all dividends for the period beginning October 31, 1994 through October 29, 1999. The peer index includes a selected group of companies who are engaged in the distribution of various lines of building products in the residential, manufactured housing or commercial construction industry and, in many cases, employ an acquisition and consolidation strategy similar to ours.

                     COMPARISON OF CUMULATIVE TOTAL RETURNS
                     CAMERON ASHLEY BUILDING PRODUCTS, INC.



                                     LEGEND

Symbol    CRSP Total Returns Index for:                10/1994   10/1995   10/1996   10/1997   10/1998   10/1999
------    -----------------------------                -------   -------   -------   -------   -------   -------
____o     Cameron Ashley Building Products, Inc.         100.0      42.5      74.7      95.2      61.6      47.3

 ..-.*     NYSE Stock Market (US Companies)               100.0     124.0     152.6     200.1     231.8     271.6

----+     Self-Determined Peer Group                     100.0      88.3     102.9     115.9      89.6      73.3

Companies in the Self-Determined Peer Group

     BARNETT INC                                 BUILDING MATERIALS HOLDING CORP
     DAYTON SUPERIOR CORP                        HUGHES SUPPLY INC
     KEVCO INC                                   MORGAN PRODUCTS LTD
     NOLAND COMPANY                              PATRICK INDUSTRIES INC
     WICKES INC                                  WOLOHAN LUMBER CO

NOTES:

     A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

     B. The indexes are reweighted daily, using the market capitalization on the previous trading day.

     C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

     D. The index level for all series was set to $100.0 on 10/31/1994.


                               CUMULATIVE RETURNS


                       10/31/94   10/29/99
                       --------   --------
CAMERON ASHLEY           100        47.3
NYSE STOCK MARKET        100       271.6
PEER INDEX               100        73.3

Our peer index includes the following companies: Barnett, Inc., Building Materials Holding Corp., Dayton Superior Corporation, Hughes Supply, Inc., Kevco, Inc. (successor to Shelter Components Corporation), Morgan Products, Ltd., Noland Company, Patrick Industries, Inc., Wickes Inc. and Wolohan Lumber Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of Cameron Ashley's common stock as of February 21, 2000, by (i) each person (or group of affiliated persons) who is known by Cameron Ashley to own beneficially more than 5% of Cameron Ashley's common stock, (ii) each of Cameron Ashley's directors and executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares.


                                                                   NUMBER OF SHARES
                                                                   OF COMMON STOCK             PERCENT
     NAME                                                         BENEFICIALLY OWNED           OF CLASS (1)
     ----                                                         ------------------           ------------

CGW Southeast Partners I, L.P.(2)                                      938,121                 10.8
FMR Corp. (3)                                                          846,400                  9.7
The Prudential Insurance Company of America (4)                        774,400                  8.9
T. Rowe Price Associates, Inc. (5)                                     666,900                  7.6
Dimensional Fund Advisors (6)                                          651,300                  7.5
Barry Segal (7)                                                        547,400                  6.3
Heartland Advisors Inc. (8)                                            500,000                  5.7
Wilen Management Company, Inc.(9)                                      491,800                  5.6
Ronald R. Ross                                                         189,335 (10)             2.2
Walter J. Muratori                                                     292,505 (11)             3.3
Garold E. Swan                                                          26,390 (12)              *
C. Steven Gaffney                                                      129,462 (13)             1.5
John S. Davis                                                           33,983 (14)              *
Richard L. Cravey (3)                                                  938,121 (15)            10.8
Edwin A. Wahlen, Jr. (3)                                               938,121 (15)            10.8
J. Veronica Biggins                                                      9,667 (16)              *
Harry K. Hornish                                                         5,667 (17)              *
Lawrence P. Klamon                                                           0                   *
Alan K. Swift                                                            4,500                   *
All directors and executive officers as a group (14 persons)         1,663,733 (18)            18.2

---------------

* Represents less than 1% of the outstanding shares of Cameron Ashley common stock.

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Cameron Ashley's common stock that a person has the right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purposes of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2) Based upon a Schedule 13G filed with the Securities and Exchange Commission on October 15, 1998. The address of CGW Southeast Partners I, L.P. and the business address of Messrs. Cravey and Wahlen is Twelve Piedmont Center, Suite 210, Atlanta, Georgia 30305.
(3) Based upon a Schedule 13G filed with the Securities And Exchange Commission on February 11, 2000. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(4) Based upon a Schedule 13G filed with the Securities and Exchange Commission on January 31, 2000. The address of The Prudential Insurance Company of America is 751 Broad Street, Newark, New Jersey 07102-3777. Includes 216,200 shares for which Prudential has sole voting power and sole dispositive power or both and 558,200 shares for which Prudential is deemed to have shared voting power or shared dispositive power or both.
(5) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2000. The address of T. Rowe Price Associates Inc. ("Price Associates") is 100 East Pratt Street, Baltimore, Maryland 21202. These securities are owned by various individual and institutional investors for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
(6) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 3, 2000. The address of Dimensional Fund Advisors is 1299 Ocean Avenue, Santa Monica, California 90401.

(7) Based upon a 13D filed with the Securities And Exchange Commission on February 16, 2000. The address of Barry Segal is c/o Bradco Supply Corporation, 13 Production Way, Avenel, New Jersey 07001.
(8) Based upon a Schedule 13G filed with the Securities And Exchange Commission on January 18, 2000. The address of Heartland Advisors Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(9) Based upon a Schedule 13G filed with the Securities And Exchange Commission on February 9, 2000. The address of Wilen Management Company, Inc. is 2360 West Joppa Road, Greenspring Station Suite 226, Lutherville, Maryland 21093
(10) Includes 120,000 shares subject to options exercisable within 60 days and 370 shares owned by his children.
(11)     Includes 155,003 shares subject to options exercisable within 60 days.
(12)     Includes 20,000 shares subject to options exercisable within 60 days.
(13)     Includes 37,794 shares subject to options exercisable within 60 days.
(14)     Includes 33,443 shares subject to options exercisable within 60 days.
(15) As managing directors of the corporate general partner of CGW Southeast Partners I, L.P. and of CGW Southeast Management Company, Messrs. Cravey and Wahlen share voting and investment power with respect to the shares owned of record by CGW Southeast Partners I, L.P. and are, therefore, deemed to be the beneficial owners of such shares.
(16)     Includes 7,667 shares subject to options exercisable within 60 days.
(17)     Includes 5,667 shares subject to options exercisable within 60 days.
(18) Includes a total of 412,913 shares subject to options exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Richard L. Cravey and Edwin A. Wahlen, Jr. are each managing directors of CGW Southeast Management Company. CGW Southeast Management Company, an affiliate of CGW Southeast I, L.P., was previously a party to a consulting agreement with Cameron Ashley which expired on December 20, 1998. Under the agreement, Cameron Ashley paid a monthly retainer fee to CGW Southeast Management Company for financial and management consulting services. CGW Southeast Management Company also was eligible to receive additional compensation, if approved by our board of directors at the end of the fiscal year, based upon the overall performance of Cameron Ashley and its subsidiaries. The aggregate monthly fees paid by Cameron Ashley in fiscal 1999 were $72,000. No additional compensation was paid at fiscal year-end. The consulting agreement was not renewed or replaced by any similar arrangement.

Mr. Cravey and Mr. Wahlen each hold a one-third interest in the CGW Southeast Management Company, a one-third interest in the corporate general partner of CGW Southeast I, L.P. that made a 1% investment in CGW Southeast I, L.P., and a one-third interest in Le Select, a Georgia general partnership and limited partner of CGW Southeast I, L.P. that owns a 5.33% limited partnership interest in CGW Southeast I, L.P. Messrs. Cravey and Wahlen are also managing directors of CGW Southeast I, Inc. and of CGW Southeast Management Company.

Alan K. Swift is Chairman of the Board and a minority shareholder of Field Marketing, a subsidiary of Cameron Ashley. Mr. Swift, Field Marketing and Cameron Ashley are parties to a stock purchase and option agreement dated October 31, 1997 pursuant to which Cameron Ashley purchased a one-third equity interest in the common stock of Field Marketing for $2,640,000. In addition, Cameron Ashley granted Mr. Swift and the other shareholders of Field Marketing "put" options for their remaining shares of Field Marketing common stock. Under the "put" options, the shareholders of Field Marketing may elect at any time until October 31, 2001 to require Cameron Ashley to purchase their Field Marketing shares at a price based upon the financial performance of Field Marketing. Mr. Swift exercised put options for an aggregate exercise price of $813,000 in February 1999, based on the performance of Field Marketing in fiscal 1998. He has elected not to exercise his annual put option in February 2000 relating to the performance of Field Marketing in fiscal 1999. Cameron Ashley currently owns approximately 70% of Field Marketing.

J. Veronica Biggins is a partner of Heidrick & Struggles, which firm provided retained executive recruitment services to Cameron Ashley in fiscal 1999. The amount paid by Cameron Ashley for such services did not exceed 5% of consolidated gross revenues of either Cameron Ashley or Heidrick & Struggles in fiscal 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2000.

                            CAMERON ASHLEY BUILDING PRODUCTS, INC.


                            By: /s/ Garold E. Swan
                               -------------------------------------------------
                            Garold E. Swan,
                            Executive Vice President and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A (Amendment No. 1) has been signed by the following person on behalf of the Registrant and in the capacities indicated on February 23, 2000.

               SIGNATURE                                           TITLE
               ---------                                           -----

 /s/ Ronald R. Ross                                    Chairman of the Board and CEO
-----------------------------------------------        (Principal Executive Officer)
Ronald R. Ross


 /s/  Walter J. Muratori                               President and Director
-----------------------------------------------
Walter J. Muratori


 /s/ Garold E. Swan                                    Executive Vice President and CFO
-----------------------------------------------        (Principal Financial and Accounting Officer)
Garold E. Swan


 /s/ Garold E. Swan, attorney-in-fact                  Director
------------------------------------------------
J. Veronica Biggins


 /s/ Garold E. Swan, attorney-in-fact                  Director
------------------------------------------------
Richard L. Cravey


 /s/ Garold E. Swan, attorney-in-fact                  Director
------------------------------------------------
Harry K. Hornish


 /s/ Garold E. Swan, attorney-in-fact                  Director
-----------------------------------------------
Lawrence P. Klamon


 /s/ Garold E. Swan, attorney-in-fact                  Director
----------------------------------------------
Alan K. Swift


 /s/ Garold E. Swan, attorney-in-fact                  Director
---------------------------------------------
Edwin A. Wahlen, Jr.