Form 10-Q
period 2000-01-31
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 2000-03-13
CIK 918858

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

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   ---------------------  -------------------

                           COMMISSION FILE NO. 0-23442

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                         58-1984957
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


                        11651 PLANO ROAD, DALLAS TX 75243
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes    X      No
    -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Outstanding at March 7, 2000:   8,713,034



================================================================================


                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                JANUARY 31, 2000



PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
         ---------------------                                                                        --------

         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Balance Sheets as of January 31, 2000 and
                  October 31, 1999                                                                           3

                  Consolidated Statements of Income and Comprehensive Income
                  for the three months ended January 31, 2000 and 1999                                       4

                  Consolidated Statement of Stockholders' Equity for the
                  three months ended January 31, 2000                                                        5

                  Consolidated Statements of Cash Flows for the three months
                  ended January 31, 2000 and 1999                                                            6

                  Notes to Consolidated Financial Statements                                               7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         15
         Item 6.  Exhibits and Reports on Form 8-K                                                          15

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           January 31,     October 31,
                                                                              2000            1999
                                                                         -------------    -------------
                                                                          (Unaudited)
                                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $       1,002    $           3
     Accounts receivable, net                                                  143,009          183,453
     Inventories                                                               128,903          112,896
     Prepaid expenses and other assets                                           2,861            2,314
     Deferred income taxes                                                       4,911            5,064
                                                                         -------------    -------------
             Total current assets                                              280,686          303,730

PROPERTY, PLANT AND EQUIPMENT, NET                                              62,628           63,040

INTANGIBLES, NET                                                                66,539           67,244

OTHER ASSETS                                                                     2,503            1,582
                                                                         -------------    -------------

             TOTAL                                                       $     412,356    $     435,596
                                                                         =============    =============

                     LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $      78,834    $      97,828
     Accrued expenses                                                           17,742           27,694
     Line of credit                                                              5,600            4,896
     Current maturities of debt                                                  9,678           10,014
                                                                         -------------    -------------
             Total current liabilities                                         111,854          140,432

LONG-TERM DEBT,  LESS CURRENT MATURITIES (Note 3)                              161,785          155,224

MINORITY INTEREST                                                                   62              476

DEFERRED INCOME TAXES                                                            6,302            6,442
                                                                         -------------    -------------
             Total liabilities                                                 280,003          302,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common  stock; no par value; authorized 20,000,000 shares;
             9,895,000 shares issued January 31, 2000, and
             9,882,000 shares issued at October 31, 1999                        64,805           64,700
     Retained earnings                                                          81,618           82,822
     Treasury stock, at cost, 1,190,000 shares                                 (13,633)         (13,633)
     Accumulated other comprehensive income (loss), net of tax                    (437)            (867)
                                                                         -------------    -------------
             Total stockholders' equity                                        132,353          133,022
                                                                         -------------    -------------
             TOTAL                                                       $     412,356    $     435,596
                                                                         =============    =============

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




                                                   Three Months Ended
                                           ------------------------------
                                            January 31,      January 31,
                                               2000             1999
                                           -------------    -------------

REVENUE                                    $     255,789    $     223,417

COST OF SALES                                    205,912          178,677
                                           -------------    -------------

          GROSS PROFIT                            49,877           44,740

OPERATING EXPENSES                                48,080           41,828

RE-ENGINEERING & SYSTEM CONVERSION                   567              339
                                           -------------    -------------

INCOME FROM OPERATIONS                             1,230            2,573

INTEREST EXPENSE                                   3,225            2,582

MINORITY INTEREST                                   (415)               0
                                           -------------    -------------

LOSS BEFORE  INCOME TAXES                         (1,580)              (9)

PROVISION FOR/(BENEFIT FROM)
INCOME TAXES                                        (376)              34
                                           -------------    -------------

NET LOSS                                   $      (1,204)   $         (43)
                                           -------------    -------------

OTHER COMPREHENSIVE INCOME:
     FOREIGN CURRENCY TRANSLATION
    ADJUSTMENTS                                      430              300
                                           =============    =============

COMPREHENSIVE INCOME/(LOSS)                $        (774)   $         257
                                           =============    =============

NET LOSS PER SHARE:

         BASIC                             $       (0.14)   $        0.00
                                           =============    =============

         DILUTED                           $       (0.14)   $        0.00
                                           =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING:

         BASIC                                     8,695            8,646
                                           =============    =============

         DILUTED                                   8,695            8,646
                                           =============    =============




            See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                                        ACCUMULATED
                                                      COMMON STOCK                                         OTHER
                                                  -----------------------    RETAINED     TREASURY     COMPREHENSIVE
                                                    SHARES        VALUE      EARNINGS       STOCK       INCOME (LOSS)       TOTAL
                                                  ----------   ----------   ----------    ----------    -------------    ----------

BALANCE AS OF NOVEMBER 1, 1999                         9,882   $   64,700   $   82,822    $  (13,633)   $        (867)   $  133,022

Proceeds from exercise of stock options,                   3           16           --            --               --            16
    including tax benefits of $0
Proceeds from employee stock purchase plan                10           89           --            --               --            89


Net loss                                                  --           --       (1,204)           --               --        (1,204)
Foreign currency translation adjustment                   --           --           --            --              430           430
                                                  ----------   ----------   ----------    ----------    -------------    ----------

BALANCE AS OF JANUARY 31, 2000                         9,895   $   64,805   $   81,618    $  (13,633)   $        (437)   $  132,353
                                                  ==========   ==========   ==========    ==========    =============    ==========











            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                Three months ended
                                                                             ----------------------------
                                                                             January 31,     January 31,
                                                                                2000             1999
                                                                             ------------    ------------

OPERATING ACTIVITIES:
Net loss                                                                     $     (1,204)   $        (43)
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                                  3,842           2,884
     (Gain) loss on sale of property, plant and equipment                             (11)             17
     Deferred income taxes                                                              1              18
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                      41,014          32,530
          Inventories                                                             (15,733)        (10,399)
          Prepaid expenses                                                           (544)           (558)
          Accounts payable and accrued expenses                                   (28,469)        (23,262)
          Other assets/liabilities                                                 (1,079)         (2,034)
                                                                             ------------    ------------
                Net cash used in operating activities                              (2,183)           (847)
INVESTING ACTIVITIES:
     Payment for acquisitions                                                         (84)        (10,479)
     Purchases of property, plant and equipment, net                               (2,512)         (4,132)
     Other                                                                           (984)            119
                                                                             ------------    ------------
                  Net cash used in investing activities                            (3,580)        (14,492)
FINANCING ACTIVITIES:
     Net borrowings                                                                 7,292          15,500
     Repayments of seller financing of acquired business                              (27)         (1,473)
     Proceeds from employee stock purchase plan                                        89              70
     Exercise of stock options                                                         16              50
     Other                                                                           (608)            (56)
                                                                             ------------    ------------
                  Net cash provided by financing activities                         6,762          14,091

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                      999          (1,248)

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                                3           3,706
                                                                             ------------    ------------
     END OF PERIOD                                                           $      1,002    $      2,458
                                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                               $        856    $        172
                                                                             ============    ============
        Cash paid for income taxes                                           $        539    $      3,995
                                                                             ============    ============





            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2000



1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1999 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month period ended January 31, 2000 and 1999, financial position at January 31, 2000 and October 31, 1999, and the cash flows for the three month periods ended January 31, 2000 and 1999. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended.

The operating results for the first quarter and for the three month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting and reporting for derivative instruments. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The portion of all hedges not effective in achieving offsetting changes in fair value is recognized in earnings. In June 1999, the FASB issued SFAS No. 137 which defers the implementation date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed an evaluation of the impact of the provisions of this statement on the Company's financial statements.

3. DEBT


Debt consists of the following at January 31, 2000:                                                       (In thousands)

Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79% $15,000 due
              April 15, 2002 bearing interest at 6.79%
                    with scheduled payments of $5.0 million
                    on April 15, 2000 and April 15, 2001
              $10,000 due April 15, 2003 bearing interest at 7.21%
              $15,000 due April 15, 2006 bearing interest at 7.61%
                    $3,000 due April 7, 2004 bearing interest at 6.71%
              $63,000 due April 7, 2010 bearing interest at 6.90%
                    with payments of $12.6 million beginning April 7, 2006
              $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
              $7,000 due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest rate of 6.93%                             $    130,029

Bank of America (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.5% to 2.0%, or at a base rate
              (defined in the agreement as prime).  At January 31, 2000, the interest rate was 7.48%             32,832

         Revolving credit note due April 30, 2000; secured, interest due monthly at prime
              plus 0.5% at January 31, 2000, the interest rate was 8.75%                                          5,600

Seller financing of acquired businesses:
         Various terms, interest rates ranging from 6% to 9%, collateralized by certain land and buildings        2,277

Other, including capital leases                                                                                   6,325
                                                                                                           ------------
                                                                                                                177,063
Less current maturities                                                                                         (15,278)
                                                                                                           ------------
         Long-term debt                                                                                    $    161,785
                                                                                                           ============


The seller notes payable are subordinated to the obligations under the Bank of America agreements.

At January 31, 2000, the Company had $1.3 million of letters of credit issued under the Bank of America revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached consolidated condensed financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended October 31, 1999, included in the Company's Annual Report on Form 10-K, as amended.

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

On February 10, 2000, Bradco Supply Corporation and Barry Segal jointly filed a
Schedule 13D with the Securities and Exchange Commission to report that they had together purchased approximately 444,900 shares or approximately 5.13% of the outstanding shares of Common Stock of the Company. The reporting persons stated that they believe the Investment Group's proposed acquisition price of $15.10 per share to be inadequate and that they would seek to purchase approximately 60% of the outstanding shares of the Company at $16.25 per share in the open market or in privately negotiated transactions. They further indicated their intent to merge Bradco's operations into the Company and to work with the Company's management to grow the combined companies. Bradco and Segal subsequently filed an amended Schedule 13D on February 16, 2000 to report an increase in ownership by 104,500 shares to 549,400 shares or approximately 6.33% of the outstanding shares of Common Stock of the Company.

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

GENERAL

The Company is a distributor of a broad line of building products that are used principally in home improvement, remodeling and repair work, and in new residential construction. The Company distributes its products to independent building material dealers, professional builders, large contractors, and mass merchandisers through a network of over 167 branches located throughout the United States and Canada. Product lines include roofing, millwork, pool and patio enclosure materials, insulation, siding, steel products, industrial metals and a variety of other building materials.

The building products industry is affected by various factors including general economic conditions, the level of building activity, weather conditions, the rate of new home construction, interest rates and the availability of credit. A significant portion of the Company's products are sold for use in the home improvement, remodeling and repair market, which the Company believes is relatively less affected by these factors that the new residential construction market.

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

In an effort to increase efficiency and reduce operating costs, the company has invested in a new information system. The Company is installing the new system in the U.S. branches, and believes the new system will improve its operating leverage and enhance its long-term growth strategy.

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Statements of Income as percentages of revenue:


                                            Three Months Ended
                                   --------------------------------------
                                   January 31, 2000      January 31, 1999
                                   ----------------      ----------------
Revenue                                  100.0%                100.0%
Cost of Sales                             80.5                  80.0
                                         -----                 -----
Gross Profit                              19.5                  20.0
Operating Expenses                        18.8                  18.7
Re-engineering and System
    Conversion Costs                       0.2                   0.2
                                         -----                 -----
Income from Operations                     0.5                   1.1
Interest Expense                           1.3                   1.1
Minority Interest                         (0.2)                    0
                                         -----                 -----
Loss Before Income Taxes                  (0.6)                  0.0
Benefit from Income Taxes                 (0.1)                  0.0
                                         -----                 -----
Net Loss                                  (0.5)%                 0.0%
                                         =====                 =====

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

No single customer accounts for 10% or more of consolidated trade sales. An analysis of operations by segment for the three months ended January 31, 2000 and January 31, 1999 is as follows:


                                                                                   CORPORATE     INTERCOMPANY
                                      WM CAMERON      CA CANADA        ASHLEY      AND OTHER     ELIMINATIONS    CONSOLIDATED
                                      ----------      ---------      ---------     ---------     -------------   ------------
JANUARY 31, 2000
Sales to customers                     $ 176,698      $  27,451      $  41,050     $  10,685            (95)     $ 255,789
Segment Operating Profit (Loss)            1,267           (112)         3,154        (2,664)                        1,645
Interest Expense                                                                       3,225                         3,225
                                                                                                                 ---------

Loss before income taxes                                                                                         $  (1,580)
                                                                                                                 =========

Segment assets at January 31, 2000     $ 293,166      $  42,671      $  48,099     $  28,420                     $ 412,356

JANUARY 31, 1999
Sales to customers                     $ 160,657      $  25,107      $  37,653                                   $ 223,417
Segment Operating Profit (Loss)            2,043           (164)         2,304        (1,610)                        2,573
Interest Expense                                                                       2,582                         2,582
                                                                                                                 ---------


Loss before income taxes                                                                                         $      (9)
                                                                                                                 =========

Segment assets at January 31, 1999     $ 258,208      $  42,523      $  47,009     $  10,342                     $ 358,082

RESULTS OF OPERATIONS

The comparability of operating results between the three months ended January 31, 2000 and the corresponding periods for 1999 is affected primarily by the following events, both of which occurred in the periods after January 31, 1999:
(1) the increase in ownership in Field Marketing Inc., ("FMI") from 33% to 70.175%, and (2) the acquisition of three businesses: Performance Materials in February, 1999, and Fox Valley Building Materials in June 1999, and Bak-a-Lum Corp. of America in October, 1999.

FIRST QUARTER ENDED JANUARY 31, 2000 COMPARED TO FIRST QUARTER ENDED JANUARY 31, 1999

Revenue increased 14.5% from $223.4 million in the three months ended January 31, 1999 to $255.8 million in the three months ended January 31, 2000, an increase of $32.4 million. Of the increase in revenues, $11.7 million resulted from a 6.4% increase in same store sales and $10.7 million resulted from FMI sales. The remaining increase in revenues is from the acquisitions made during the later portion 1999.

Gross profit for the first quarter increased from $44.7 million to $49.9 million, an increase of 11.5%. Gross profit as a percentage of net sales decreased to 19.5% as compared to 20.0% for the same quarter 1999. Gross profit as a percentage of sales excluding FMI was 20.4% for the first quarter 2000.

Operating expense increased from $41.8 million in the first quarter of 1999 to $48.1 million in the same period in 2000. As a percentage of net sales, operating expenses increased from 18.7% for the first quarter of 1999, to 18.8% for the same period in 2000. Excluding FMI, operating expense for the 2000 period increased to $46.7 million and operating expense as a percentage of sales increased to 19.1%. A portion of the increase is a result of increased employee costs and truck expenses.
 Other operating expenses incurred for re-engineering and system conversion costs totaled $0.6 million for the first quarter, compared to $0.3 million for the same period a year ago. As a percent of revenue these expenses remained flat 0.2% for first quarters 1999 and 2000.

Total operating expenses, including those associated with re-engineering and system conversion, were $48.6 million in the quarter ended January 31, 2000, compared with $42.2 million in the prior year's quarter.

Income from operations decreased 52.2% from $2.6 million in the first quarter of 1999 to $1.2 million in the same period in 2000. Excluding FMI, income from operations in first quarter 2000 increased by 2.2% over the prior year's period. The re-engineering and system conversion costs effectively reduced income from operations by 31.6% for the quarter in 2000 and 11.6% for the same period in 1999. Excluding FMI, the income from operations as a percentage of revenues decreased from 1.2% to 1.1% for the first quarters 1999 and 2000.

Interest expense increased 24.9% from $2.6 million in the first quarter of 1999 to $3.2 million in the same period in 2000 due to additional debt incurred for acquisitions during the latter part of 1999 and higher inventory levels to support seasonal needs over a larger branch base.

As a result of the above factors, income before income taxes decreased from breakeven in the first quarter 1999 to $1.6 million loss in the same period 2000. Net income decreased from breakeven in the 1999 period to $1.2 million loss in 2000. Diluted earnings per share decreased from zero in the first quarter 1999 to $0.14 loss in the 2000 period on 49,000 more shares outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $161.8 million of long-term debt (excluding current maturities of $15.3 million) outstanding as of January 31, 2000, consisting of the facilities described in the 1999 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $2.2 million for the three months ended January 31, 2000 compared to $0.8 million for three months ended January 31, 1999. The change in cash used in operating activities was primarily due to an increase in inventory of $5.0 million and decrease in accounts payable of $5.0 million, and offset by cash provided by operations of $9.0 million resulting from a decrease in accounts receivable.

Capital expenditures were $2.5 million, down from $4.1 million for the three months ended January 31, 2000 and 1999 primarily due to reduced expenditures in the Company's new enterprise information system. Management estimates the new system will have a total cost of $23 million. Of the total cost, approximately $22.4 million had been incurred as of January 31, 2000, and the remainder will be incurred by the middle of fiscal Year 2000 when management expects the system to be fully implemented across the Cameron division. The Company has budgeted $12.3 million for capital expenditures in fiscal 2000 relating to its currents operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information systems.

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

During the 1998 and 1999 the management of the Company completed evaluation of the status of the Company's internal IT and non-IT systems for compliance with the Year 2000 issue. The Company has experienced no material adverse effects from Year 2000 issues to date. All computer systems, telephone, facsimile systems, and security systems are functioning normally. Management does not anticipate any significant Year 2000 issues to occur in subsequent periods.

Major IT Systems. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division. The new system is operational and is being implemented on a gradual rollout basis in all of the Company's branch locations. The implementation is scheduled to be completed by second calendar quarter 2000.

Costs to Address Year 2000 Issues. It is important to note, that, although Year 2000 compliance was a necessary byproduct of the Cameron division system re-engineering project, it is only one portion of the benefit to be derived by the Company from the new system conversion. While cost of the project constitutes the vast majority of the Company's IT budget for the relevant periods, such cost is not confined solely to the Year 2000 issue and is not displacing other critical IT projects. It is not possible to segregate the total expense to the Company strictly for Year 2000 compliance from the total system conversion project budget.

As of January 31, 2000, the costs of the new information system and related re-engineering project in the Cameron division were approximately $22.4 million. The Company currently expects that the final project cost to be approximately $23 million. The Company's results of operations reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

The cost of Year 2000 compliance verification and testing in the Company, and the costs for making other IT systems and non-IT systems Year 2000 compliant, have not been material.

FORWARD-LOOKING INFORMATION

Certain statements in this Report on Form 10-Q, including Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes", "anticipates", "expects", "intends", "foresees", "projects", "predicts", "forecasts" or similar words and involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. Among the factors that could cause results to differ materially are the following: (i) the inability of the parties to the definitive merger agreement or other competing bidders to complete the proposed buy-out, (ii) actions by competitors, suppliers, customers, shareholders, regulators and others in connection with the proposed buy-out,
(iii) stock market and financing market conditions, (iv) business and economic conditions in North America and in the regional markets in which the Company operates, (v) adverse homebuilding conditions including those related to weather and interest rates, (vi) reliable and cost-effective supply of products from manufacturers, and (vii) technology risks in integrating information systems and other risks more fully described in this Quarterly Report on Form 10-Q or in other Company filings with the Securities and Exchange Commission.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Five shareholder lawsuits filed against the Company and its individual directors in connection with the proposed acquisition of the Company's common stock by an investment group consisting of CGW Southeast Partners IV, L.P., senior management of the Company and an affiliate of Citicorp Venture Capital, Ltd. ("Investment Group"), were first reported by the Company its Annual Report on Form 10-K, as amended, for the year ended October 31, 1999.

         Two of the cases pending in the County Court at Law of Dallas County, Texas were consolidated by the uncontested action of the plaintiffs. On February 17, 2000, the plaintiffs in the Texas cases applied to the court for a temporary restraining order seeking, among other things, to restrain the Company's compliance with the "no shop" clause and the payment of a termination fee under the terms of the Merger Agreement between the Company and the Investment Group. After hearings on February 17 and February 24, 2000, the court issued a temporary restraining order dated February 25, 2000, later modified on March 3, 2000, which provides that the defendants are temporarily restrained from (i) proceeding with, abiding by or honoring the "no shop" clause of the Merger Agreement, (ii) making any payment of the termination fee under the Merger Agreement and (iii) triggering of the Company's poison pill plan with respect to any bidder who offers $15.10 per share or more for 100% of the Company's outstanding common stock. In addition, by agreement, certain discovery in the Texas cases was postponed until March 31, 2000. The Company continues to assert that all of the plaintiffs' claims are without merit.

         There have been no material developments in the three shareholder suits pending in Fulton County, Georgia.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

         (a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

         (b)      Reports on Form 8-K

         On January 20, 2000, the Company filed a Current Report on Form 8-K to report that the Company had entered into a definitive agreement whereby an investment group would acquire all the outstanding shares of the Company's common stock at a price of $15.10 per share in cash. The group consists of CGW Southeast Partners, IV; an affiliate of Citigroup Venture Capital, LTD,; and senior management of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                      (Registrant)




Date: March 10, 2000                  /s/ Garold E. Swan
                                      ------------------------------------------
                                      Garold E. Swan
                                      Executive Vice President/
                                      Chief Financial Officer/Treasurer

                                  EXHIBIT INDEX

EXHIBITS
NUMBER            DESCRIPTION
--------          -----------
11                Computation of Earnings per Share

27                Financial Data Schedule