Form 10-Q
period 2000-04-30
CAMERON ASHLEY BUILDING PRODUCTS INC
filed 2000-06-13
CIK 918858

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                      TO
                                   --------------------    ------------------

                           COMMISSION FILE NO. 0-23442

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                            58-1984957
 ------------------------------                          ---------------------
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

Yes  X    No
    ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Outstanding at June 8, 2000:   8,817,405

================================================================================

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2000

PART I.  FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                      -------
         Item 1.  Consolidated Condensed Financial Statements

                  Consolidated Balance Sheets as of April 30, 2000 and
                  October 31, 1999                                                                           3

                  Consolidated Statements of Income and Comprehensive Income
                  for the three months and six months ended April 30, 2000 and 1999                          4

                  Consolidated Statement of Stockholders' Equity for the
                  six months ended April 30, 2000                                                            5

                  Consolidated Statements of Cash Flows for the six months
                  ended April 30, 2000 and 1999                                                              6

                  Notes to Consolidated Financial Statements                                               7-8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               9-15

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                16


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         17
         Item 6.  Exhibits and Reports on Form 8-K                                                          17

PART 1.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   April 30,    October 31,
                                                                                     2000          1999
                                                                                 -----------    ----------
                                                                                 (Unaudited)
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $   2,025    $       3
     Accounts receivable, net                                                        163,907      183,453
     Inventories                                                                     133,923      112,896
     Prepaid expenses and other assets                                                12,035        2,314
     Deferred income taxes                                                             5,253        5,064
                                                                                   ---------    ---------
             Total current assets                                                    317,143      303,730

PROPERTY, PLANT AND EQUIPMENT, NET                                                    62,867       63,040

INTANGIBLES, NET                                                                      62,129       67,244

OTHER ASSETS                                                                           2,426        1,582
                                                                                   ---------    ---------

             TOTAL                                                                 $ 444,565    $ 435,596
                                                                                   =========    =========

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                              $ 103,656    $  97,828
     Accrued expenses                                                                 19,442       27,694
     Line of credit                                                                        0        4,896
     Current maturities of debt                                                       19,696       10,014
                                                                                   ---------    ---------
             Total current liabilities                                               142,794      140,432

LONG-TERM DEBT, LESS CURRENT MATURITIES (Note 3)                                     165,537      155,224

MINORITY INTEREST                                                                        361          476

DEFERRED INCOME TAXES                                                                  6,336        6,442
                                                                                   ---------    ---------
             Total liabilities                                                       315,028      302,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock; authorized 100,000 shares, no shares issued and outstanding
     Common stock; no par value; authorized 20,000,000 shares; 9,913,000 shares issued April 30, 2000, and
             9,882,000 shares issued at October 31, 1999                              65,004       64,700
     Retained earnings                                                                79,200       82,822
     Treasury stock, at cost, 1,190,000 shares                                       (13,633)     (13,633)
     Accumulated other comprehensive income (loss), net of tax                        (1,034)        (867)
                                                                                   ---------    ---------
             Total stockholders' equity                                              129,537      133,022
                                                                                   ---------    ---------
             TOTAL                                                                 $ 444,565    $ 435,596
                                                                                   =========    =========

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       Three Months Ended         Six Months Ended
                                     ----------------------    ----------------------

                                      April 30,   April 30,    April 30,    April 30,
                                        2000         1999         2000        1999
                                     ---------    ---------    ---------    ---------
REVENUE                              $ 263,962    $ 270,103    $ 519,751    $ 493,520

COST OF SALES                          211,144      216,006      417,056      394,683
                                     ---------    ---------    ---------    ---------

          GROSS PROFIT                  52,818       54,097      102,695       98,837

OPERATING EXPENSES                      53,042       44,885      101,122       86,709

RE-ENGINEERING & SYSTEM CONVERSION         566          724        1,133        1,063
                                     ---------    ---------    ---------    ---------

INCOME/(LOSS) FROM OPERATIONS             (790)       8,488          440       11,065

INTEREST EXPENSE                         3,335        2,828        6,560        5,411

MINORITY INTEREST                            1          (53)        (414)         (53)
                                     ---------    ---------    ---------    ---------

INCOME/(LOSS) BEFORE INCOME TAXES       (4,126)       5,713       (5,706)       5,707

PROVISION FOR/(BENEFIT FROM)
INCOME TAXES                            (1,708)       2,236       (2,084)   $   2,273
                                     ---------    ---------    ---------    ---------

NET INCOME/(LOSS)                    $  (2,418)   $   3,477    $  (3,622)   $   3,434
                                     ---------    ---------    ---------    ---------

OTHER COMPREHENSIVE INCOME/(LOSS):
   FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                            (597)         869         (167)         300
                                     ---------    ---------    ---------    ---------

COMPREHENSIVE INCOME/(LOSS)          $  (3,015)   $   4,346    $  (3,789)   $   3,734
                                     =========    =========    =========    =========

NET INCOME/(LOSS) PER SHARE:

         BASIC                       $   (0.28)   $    0.40    $   (0.42)   $    0.40
                                     =========    =========    =========    =========

         DILUTED                     $   (0.28)   $    0.39    $   (0.42)   $    0.39
                                     =========    =========    =========    =========

WEIGHTED AVERAGE SHARES
OUTSTANDING:

         BASIC                           8,712        8,652        8,704        8,649
                                     =========    =========    =========    =========

         DILUTED                         8,712        8,801        8,704        8,802
                                     =========    =========    =========    =========

           See notes to consolidated condensed financial statements.

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                               COMMON STOCK                                      OTHER
                                           ---------------------    RETAINED     TREASURY    COMPREHENSIVE
                                            SHARES      VALUE       EARNINGS       STOCK      INCOME (LOSS)   TOTAL
                                           ---------   ---------    ---------    ---------   -------------- --------
BALANCE AS OF NOVEMBER 1,                      9,882   $  64,700    $  82,822    $ (13,633)   $    (867)   $ 133,022
1999

Proceeds from exercise of stock options,          15         133           --           --           --          133
    including tax benefits of $10
Proceeds from employee stock purchase             16         171           --           --           --          171
plan

Net loss                                          --          --       (3,622)          --           --       (3,622)
Foreign currency translation adjustment           --          --           --           --         (167)        (167)
                                           ---------   ---------    ---------    ---------    ---------    ---------
BALANCE AS OF APRIL 30, 2000                   9,913   $  65,004    $  79,200    $ (13,633)   $  (1,034)   $ 129,537
                                           =========   =========    =========    =========    =========    =========


            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Six months ended
                                                                       --------------------------------

                                                                       April 30,  2000   April 30, 1999
                                                                       ---------------   --------------

OPERATING ACTIVITIES:
Net income/(loss)                                                        $ (3,622)       $  3,434
Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization                                          8,190           5,891
     Write-off goodwill                                                     2,915
     (Gain) loss on sale of property, plant and equipment                     177              (2)
     Deferred income taxes                                                   (506)             55
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                              19,624           1,170
          Notes receivable hold for resale                                                    (15)
          Inventories                                                     (21,122)        (24,049)
          Prepaid expenses                                                   (648)           (628)
          Accounts payable and accrued expenses                            (4,435)          5,339
          Other assets/liabilities                                         (6,741)          1,525
                                                                         --------        --------
                Net cash used in operating activities                      (6,168)         (7,280)
INVESTING ACTIVITIES:
     Payment for acquisitions                                                 (84)        (12,597)
     Purchases of property, plant and equipment, net                       (6,100)         (7,736)
     Investment in affiliate                                                               (2,223)
     Other                                                                   (977)              7
                                                                         --------        --------
                  Net cash used in investing activities                    (7,161)        (22,549)
FINANCING ACTIVITIES:
     Net borrowings                                                        16,485          31,990
     Repayments of seller financing of acquired business                      (70)         (1,525)
     Proceeds from employee stock purchase plan                               133             137
     Exercise of stock options                                                171               5
     Other                                                                 (1,368)           (121)
                                                                         --------        --------
                  Net cash provided by financing activities                15,351          30,486

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                            2,022             657

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                                        3           3,706
                                                                         --------        --------
     END OF PERIOD                                                       $  2,025        $  4,363
                                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
        Cash paid for interest                                           $  6,263        $  5,394
                                                                         ========        ========
        Cash paid for income taxes                                       $  6,182        $  6,237
                                                                         ========        ========


            See notes to consolidated condensed financial statements

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 2000



1.       INTERIM FINANCIAL STATEMENTS

The accompanying consolidated condensed financial statements of Cameron Ashley Building Products, Inc. and its subsidiaries (the "Company") have not been audited; however, the balance sheet at October 31, 1999 has been derived from the Company's audited financial statements. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month and six month periods ended April 30, 2000 and 1999, financial position at April 30, 2000 and October 31, 1999, and the cash flows for six month periods ended April 30, 2000 and 1999. These adjustments are of a normal recurring nature.

Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended.

The operating results for the second quarter and for the six month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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

3.       DEBT


Debt consists of the following at April 30, 2000:                                                          (In thousands)

Senior Debt:
         Unsecured Senior Notes with maturities and interest rates as follows:
              $10,000 due April 15, 2001 bearing interest at 6.79% $10,000 due
              April 15, 2002 bearing interest at 6.79%
                  with scheduled payment of $5.0 million
                  on April 15, 2001
              $10,000 due April 15, 2003 bearing interest at 7.21%
              $15,000 due April 15, 2006 bearing interest at 7.61%
              $3,000 due April 7, 2004 bearing interest at 6.71%
              $63,000 due April 7, 2010 bearing interest at 6.90%
                  with payments of $12.6 million beginning April 7, 2006
              $10,000 (Canadian $) due October 7, 2004 bearing interest at 6.45%
              $7,000 due October 7, 2004 bearing interest at 6.71%
         Interest is due semi-annually, with an average interest rate of 6.93%                                  $124,866

Bank of America (as agent):
         Revolving credit note due January 15, 2002; unsecured; interest is due quarterly at the LIBOR rate or Banker's acceptance rate plus 0.5% to 2.0%, or at a base rate
            (defined in the agreement as prime).  At April 30, 2000, the interest rate was 7.83%                  52,581

Seller financing of acquired businesses:
         Various terms, interest rates ranging from 6% to 9%, collateralized by certain land and buildings         2,237

Other, including capital leases                                                                                    5,549
                                                                                                            ------------
                                                                                                                 185,233
Less current maturities                                                                                          (19,696)
                                                                                                            -------------
         Long-term debt                                                                                     $    165,537
                                                                                                            ============


The seller notes payable are subordinated to the obligations under the Bank of America agreements.

At April 30, 2000, the Company had $1.3 million of letters of credit issued under the Bank of America revolving credit facility.

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

RECENT DEVELOPMENTS

The Company previously disclosed that it entered into a definitive agreement dated January 18, 2000 (the "CBP Merger Agreement") whereby an investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd., a subsidiary of Citigroup Inc., along with senior management of the Company (the "Investment Group") will acquire all the outstanding shares of the Company's common stock at a price of $15.10 per share in cash.

On January 21, 2000, representatives of Guardian Industries Corp. ("Guardian") notified Credit Suisse First Boston Corporation ("Credit Suisse First Boston"), the financial advisor of the Company's special committee of outside directors (the "Special Committee"), that Guardian was interested in making a competing bid for the Company. On February 1, 2000, Guardian sent the Special Committee a letter stating that Guardian was prepared to make an offer to acquire all of the outstanding shares of the Company's Common Stock and the associated Series A Preferred Stock purchase rights (collectively, the "Shares") for $17.00 per Share and requesting an opportunity to meet. On February 8, 2000, the Company and Guardian executed a confidentiality agreement and meetings were held in Atlanta and Dallas between representatives of the Company, the Special Committee, Credit Suisse First Boston and Guardian. On February 10, 2000, Guardian and the Company executed a revised confidentiality agreement and on February 11, 2000, the Company and Guardian separately announced publicly Guardian's proposal to acquire all of the outstanding Shares. Over the course of the next several weeks, Guardian's representatives and advisors conducted a due diligence examination of the Company.

During the next several weeks while Guardian was conducting its due diligence examination, the Special Committee's financial advisor and the Company's senior management contacted various third parties to determine whether there was any other interest in pursuing a transaction with the Company on terms more favorable to shareholders than those proposed to date by the Investment Group or Guardian. The Special Committee received no proposals from any third party other than the Investment Group and Guardian.

Prior to the completion of Guardian's due diligence examination, the Investment Group advised the Special Committee that it was increasing its offer to acquire all of the Shares to $18.25 per Share and that it had obtained a financing commitment for up to $30 million in additional funds from Owens Corning, a significant supplier to the Company, to support the increased price. On March 20, 2000, Guardian was advised of this development. On March 26, 2000, the Special Committee met and reviewed the situation, and concluded that it was advisable to recommend that the Company accept the revised proposal from the Investment Group. On March 27, 2000, the Board of Directors approved the revised proposal and executed an amendment to the CBP Merger Agreement which increased the merger price to $18.25 per Share.

Thereafter, Guardian advised representatives of the Special Committee that Guardian remained interested in acquiring the Company and additional discussions were conducted between representatives of Guardian and the Special Committee and their advisors. On April 3, 2000, Guardian delivered to the Special Committee a letter offering to acquire all of the outstanding Shares for $18.50 per Share through a cash tender offer followed by a merger and without any financing condition. The Special Committee met on April 7, 2000 to consider Guardian's offer which by its terms expired at 5:00 p.m. on that date. On the same date prior to the Special Committee meeting, the Investment Group delivered a letter to the Special Committee indicating that it intended to increase its offer to $19.00 per Share and that it was attempting to obtain revised financing commitment letters in order to permit it to so increase its offer. Prior to the Special Committee meeting, representatives of the Special Committee informed representatives of Guardian of this development and gave Guardian the opportunity to increase its offer or extend its expiration date, which it declined to do. At its meeting later that day, the Special Committee reviewed and discussed the status of the competing bids. Shortly after the meeting, representatives of the Special Committee contacted representatives of Guardian and indicated that, if Guardian was willing to offer $19.50 per Share and sign an agreement promptly, the Special Committee was prepared to recommend acceptance to the Company's board. On April 10, 2000, Guardian representatives responded to the Special Committee's proposal by indicating that Guardian was not prepared to offer $19.50 per Share and that Guardian would wait for further developments. The Special Committee then asked both Guardian and the Investment Group to submit their best and final offers on or before April 13, 2000. On April 13, 2000, Guardian tendered a letter to counsel for the Special Committee, while the Investment Group notified the committee that it needed an additional day before submitting its best and final offer. The Special Committee extended the deadline one day to April 14, 2000. On April 14, 2000, the Investment Group delivered a letter to the Special Committee offering to purchase all of the outstanding Shares for $19.50 per Share and Guardian delivered a letter to the Special Committee offering to purchase all the outstanding Shares for $18.50 per Share. The offer from the Investment Group was subject to a financing condition while Guardian's offer was not.

On April 17, 2000, the Special Committee met to consider the respective offers. Shortly before the meeting, Guardian delivered a letter to the Special Committee withdrawing its $18.50 per Share offer and, during the Special Committee meeting, counsel to the Investment Group contacted the Special Committee and requested that no action on CBP Holdings' offer be taken before contacting representatives of the Investment Group. As a result, the Special Committee adjourned its meeting. Later that day, representatives of the Special Committee contacted representatives of the Investment Group who informed them that CBP Holdings' $19.50 per Share offer was being withdrawn, but that the amended CBP Merger Agreement to pay $18.25 per Share remained in effect. After these developments, representatives of the Special Committee contacted representatives of Guardian to explain what had happened and requested that Guardian reconsider the withdrawal of its $18.50 per Share offer. During the following week, various conversations were held between representatives of the Special Committee and the Investment Group and between representatives of Guardian and the Special Committee.

On April 27, 2000, Guardian delivered a letter to the Special Committee proposing to acquire all of the outstanding Shares for $18.35 per Share and additionally proposing to increase the expense reimbursement and break-up fee provision in the proposed Guardian agreement from $5 million to $8 million. After receiving Guardian's proposal, the Special Committee met later that night to review and consider the situation and, after discussion and receipt of an oral fairness opinion from Credit Suisse First Boston, concluded to approve the Guardian proposal and recommend its acceptance by the full board of the Company. On April 28, 2000, the full board of the Company met to receive the recommendation of the Special Committee, and after review and discussion, unanimously approved Guardian's current proposal. Later that day, an Agreement and Plan of Merger was signed by the Company, Guardian Fiberglass, Inc. and CAB Merger Corp, an indirect wholly-owned subsidiary of Guardian and the CBP Merger Agreement was terminated. On May 1, 2000, the transaction was publicly announced.

Subsequently, on May 12, 2000, Guardian commenced its tender offer for the Shares. On June 9, 2000, Guardian indicated to the Company that it had received tenders for in excess of 50% of the outstanding Shares, and that it would consummate the purchase of such Shares on June 12, 2000, effecting a change in control of the Company.

Stock options granted under the Company's stock option plans automatically vest upon a change of control, which is defined in the plans as the acquisition by the beneficial owner of 30% or more shares of the Company. As of April 30, 2000, a successful tender offer at $18.35 per Share will accelerate the vesting of 1.6 million stock options with an average exercise of $11.13 per Share and will result in recognition of a change of control charge of $11.4 million.

During the second period, the Company initiated the closure of three branches (Spokane and Tacoma, WA, and Harlingen, TX). Management anticipates the closure of a fourth branch early in the third quarter.

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

The building products industry is affected by various factors including general economic conditions, the level of building activity, weather conditions, the rate of new home construction, interest rates and the availability of credit. A significant portion of the Company's products are sold for use in the home improvement, remodeling and repair market, which the Company believes is relatively less affected by these factors than the new residential construction market.

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

The following table sets forth items from Cameron Ashley Building Products, Inc.'s Consolidated Statements of Income as percentages of revenue:


                                        Three Months Ended                     Six Months Ended
                                  --------------------------------     -----------------------------------
                                  April 30, 2000    April 30, 1999     April 30, 2000       April 30, 1999
                                  --------------    --------------     --------------       --------------

Revenue                                 100.0%             100.0%             100.0%               100.0%
Cost of Sales                            80.0               80.0               80.2                 80.0
                                     --------           --------           --------             --------
Gross Profit                             20.0               20.0               19.8                 20.0
Operating Expenses                       20.1               16.7               19.5                 17.6
Re-engineering and System
    Conversion Costs                      0.2                0.2                0.2                  0.2
                                     --------           --------           --------             --------
Income from Operations                   (0.3)               3.1                0.1                  2.2
Interest Expense                          1.3                1.0                1.3                  1.0
Minority Interest                           0                  0               (0.1)                   0
                                     --------           --------           --------             --------
Income Before Income Taxes               (1.6)               2.1               (1.1)                 1.2
Provision for Income Taxes               (0.6)               0.8               (0.4)                 0.5
                                     --------           --------           --------             --------
Net Income                               (1.0)%              1.3%              (0.7)%                0.7%
                                     ========           ========           ========             ========

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

An analysis of operations by segment for the three months ended April 30, 2000 and April 30, 1999 is as follows:


                                                                                    CORPORATE    INTERCOMPANY
                                      WM CAMERON      CA CANADA         ASHLEY      AND OTHER     ELIMINATIONS    CONSOLIDATED
                                      -----------     -----------      ----------  ------------   ------------    -------------
APRIL 30, 2000
Sales to customers                    $   177,567     $    30,591      $   45,961  $      9,877            (34)    $   263,962
Segment Operating Profit (Loss)            (3,496)           (337)          4,521        (1,479)                          (791)
Interest Expense                                                                          3,335                          3,335
                                                                                                                   -----------
Loss before income taxes                                                                                           $    (4,126)
                                                                                                                   ===========

Segment assets at April 30, 2000      $   319,936     $    52,910      $   43,937  $     27,782                    $   444,565

APRIL 30, 1999
Sales to customers                    $   190,985     $    31,031      $   42,208                                  $   270,103
Segment Operating Profit (Loss)             6,147             170           3,749        (5,879)                         8,541
Interest Expense                                                                          2,828                          2,828
                                                                                                                   -----------


Income before income taxes                                                                                         $     5,713
                                                                                                                   ===========

Segment assets at April 30, 1999      $   297,404     $    55,114      $   44,534  $     22,676                    $    419,728

An analysis of operations by segment for the six months ended April 30, 2000 and April 30, 1999 is as follows:



                                                                                    CORPORATE    INTERCOMPANY
                                      WM CAMERON      CA CANADA         ASHLEY      AND OTHER    ELIMINATIONS     CONSOLIDATED
                                      ----------     -----------      -----------   ----------   -------------    ------------

APRIL 30, 2000
Sales to customers                    $  354,264     $    58,042      $    87,012   $   20,562         (129)      $   519,751
Segment Operating Profit (Loss)           (2,236)           (446)           7,676       (4,140)                           854
Interest Expense                                                                         6,560                          6,560
                                                                                                                  -----------

Loss before income taxes                                                                                          $    (5,706)
                                                                                                                  ===========

Segment assets at April 30, 2000      $  319,936     $    52,910      $    43,937   $   27,782                    $   444,565

APRIL 30, 1999
Sales to customers                    $  351,641     $    56,138      $    79,861        5,880                    $   493,520
Segment Operating Profit (Loss)            8,192              (6)           6,053       (3,133)                        11,118
Interest Expense                                                                         5,411                          5,411
                                                                                                                  -----------


Income before income taxes                                                                                        $     5,707
                                                                                                                  ===========

Segment assets at April 30, 1999      $  297,404     $    55,114      $    44,534   $   22,676                    $   419,728

RESULTS OF OPERATIONS

The comparability of operating results of the three month and six month period ended April 30, 2000 and the corresponding periods for 1999 is affected primarily by the following events, which occurred in the periods after January 31, 1999: (1) the increase in ownership in Field Marketing Inc., ("FMI") from 33% to 70%; (2) the acquisition of three businesses: Performance Materials in February, 1999, and Fox Valley Building Materials in June 1999, and Bak-a-Lum Corp. of America in October, 1999; and (3) the closure of three branches (Spokane and Tacoma, WA, and Harlingen, TX) during the second quarter 2000 resulting in the write down of fixed assets and goodwill, reductions in inventory values to estimated realizable value, future lease obligations, and severance costs.

SECOND QUARTER ENDED APRIL 30, 2000 COMPARED TO SECOND QUARTER ENDED APRIL 30, 1999

Revenue for the second quarter declined 2.3% to $264.0 million from $270.1 million in the prior year period due primarily to a drop in revenue within the Cameron division reflecting softened business conditions as well as a loss of sales associated with the closing of three branches during the quarter. Same-store sales declined 2.7% overall, with the Cameron division down by 5.0%. The decrease experienced in the Cameron division during the quarter more than offset the strong performance of the Ashley division, which reported same-store sales growth of 8.9%.

Gross profit for the second quarter decreased from $54.1 million to $52.8 million, a decrease of 2.4%. Gross profit as a percentage of net sales remained even at 20% as compared the same quarter 1999. Gross profit as a percentage of sales excluding closed branches was 20.7% for the second quarter 2000.

Operating expense increased from $44.9 million in the second quarter of 1999 to $53.0 million in the same period in 2000. As a percentage of net sales, operating expenses increased from 16.7% for the second quarter of 1999, to 20.1% for the same period in 2000. Excluding closed branches, operating expense for the 2000 period is $47.5 million and operating expense as a percentage of sales is 18.2%. Other operating expenses incurred for re-engineering and system conversion costs totaled $0.6 million for the quarter, compared to $0.7 million for the same period a year ago. As a percent of revenue these expenses decreased from 0.3% to 0.2% for the quarters 1999 and 2000.

Income from operations decreased from $8.5 million in the second quarter of 1999 to a loss of $0.8 million in the same period in 2000. Excluding closed branches, income from operations in second quarter 2000 was $5.9 million and income from operations as a percentage of revenues decreased from 3.1% to 2.3% for the quarters 1999 and 2000.

Interest expense increased 17.9% from $2.8 million in the second quarter of 1999 to $3.3 million in the same period in 2000 due to additional debt incurred for acquisitions during the latter part of 1999 and higher inventory levels to support seasonal needs over a larger branch base.

As a result of the above factors, income before income taxes decreased from $5.7 million in the second quarter 1999 to $4.1 million loss, including pre-tax losses of $6.7 million relating to branch closures, in the same period 2000. Net income decreased from $3.5 million in the 1999 period to $2.4 million loss in 2000. Diluted earnings per share decreased from $0.39 in the second quarter 1999 to $0.28 loss in the 2000 period.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

For the six months ending April 30, 2000, revenue increased 5.3% to $519.8 million from $493.5 million in 1999. Same store sales increased 2.2% overall, with 0.8% in Cameron division and 9.0% in the Ashley division.

Gross profit for the six month period increased $3.9 million or 3.9%, and as a percentage of revenue decreased from 20.0% in the 1999 period to 19.8% in the 2000 period.

Other operating expenses increased 16.6% from $86.7 million in the 1999 period to $101.1 million in the 2000 period, and increased as a percentage of revenue from 17.6% to 19.5%. Excluding the impact of the branch closures operating expense for the year is 18.5% of revenue. In addition to the branch closings, the year to date 2000 results are impacted by losses incurred in the first quarter by the Field Marketing subsidiary, and by higher operating expenses associated with inefficiencies and lack of familiarity with the new management system installed at several of the branches earlier in the year.

Operating expenses of $1.1 million from re-engineering and system conversion costs were incurred in the six months ended April 30, 2000, compared to $1.1 million a year ago. These expenses were 0.2% of revenue for the six months ended April 30, 2000, as well as for the same period 1998, and effectively reduced income from operations by 72.0% and 8.8% for 2000 and 1999.

Total operating expenses, including costs associated with re-engineering and system conversion, were $102.3 million in the six months ended April 30, 2000, compared with $87.8 million in the 1999 period.

Due to the factors described above, income from operations decreased $10.6 million from $11.1 million in the 1999 period to $0.4 million in the 2000 period and decreased as a percentage of revenue from 2.2% to 0.8%.

Interest expense increased 21.2% from $5.4 million in the six months ended April 30, 1999 to $6.6 million in the six months ended April 30, 2000, due to acquisitions in the latter part of 1999, and higher levels of inventory to support a broader branch base.

As a result of the above factors, income before income taxes decreased from $5.7 million in the 1999 period to a loss of $5.7 million in the 2000 period. Net income decreased from $3.4 million in the 1999 period to a net loss of $3.6 million in the 2000 period. Diluted EPS decreased from $0.39 per share in the 1999 period to a loss of $(0.42) per share in the 2000 period on 103,000 fewer diluted shares.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary needs for capital resources are to finance acquisitions, working capital and capital expenditures. Borrowings for working capital typically increase during periods of sales expansion when higher levels of inventory and receivables are needed and decrease as inventories and receivables are converted to cash which is then used to pay down debt. The Company had $165.5 million of long-term debt (excluding current maturities of $19.7 million) outstanding as of April 30, 2000, consisting of the facilities described in the 1999 Annual Report, Form 10-K and in the notes to the accompanying interim financial statements.

Net cash used in operating activities was $6.1 million for the six months ended April 30, 2000 compared to $6.7 million for six months ended April 30, 1999. The decrease in cash used in operating activities was due to $2.7 million generated from working capital offset by $2.2 million cash loss from operations for the comparative periods.

Capital expenditures were $6.1 million, down from $7.7 million for the six months ended April 30, 2000 and 1999 primarily due to reduced expenditures in the Company's new enterprise information system. Management estimates the new system will have a total cost of $23.8 million. Of the total cost, approximately $23.4 million had been incurred as of April 30, 2000. The system is close to being fully implemented across the Cameron division. The Company has budgeted $12.3 million for capital expenditures in fiscal 2000 relating to its current operations, including property, plant and equipment additions and replacements and the costs of implementation of the Company's new enterprise information systems.

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

YEAR 2000 COMPLIANCE

The Company utilizes a significant number of computer software programs and information systems in its internal operations, including applications used in financial business systems and various administration functions ("IT systems"). The Company also makes use of a variety of machinery and equipment in its business which are operated by or reliant upon non-information technology systems ("non-ITsystems"), for example equipment or mechanical systems which contain embedded technology such as microcontrollers. To the extent that the source code of the software applications of these IT systems or the embedded technologies of these non-IT systems are unable to appropriately interpret and process the calendar year 2000 ("Year 2000"), some level of modification or possible replacement of such applications could be necessary for proper continuous performance. This potential problem is commonly referred to as the Year 2000 compliance issue.

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

Major IT Systems. The Company initiated a major re-engineering project in late 1997, centered around a new information system for the Cameron division. The new system is operational and is being implemented on a gradual rollout basis in all of the Company's branch locations. The implementation is scheduled to be completed during the current period.

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

As of April 30, 2000, the costs of the new information system and related re-engineering project in the Cameron division were approximately $23.4 million. The Company currently expects that the final project cost to be approximately $23.8 million. The Company's results of operations reflect the amount of re-engineering and system conversion costs that have been expensed and not capitalized. The Company's source of funds for the system re-engineering project is cash generated by operations and borrowings under existing bank facilities.

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

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.
                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Five shareholder lawsuits filed against the Company and its individual directors in connection with the proposed acquisition of the Company's common stock by the Investment Group were first reported by the Company's Annual
Report on Form 10-K, as amended, for the year ended October 31, 1999. Two of the cases pending in the County Court at Law of Dallas County, Texas were consolidated by the uncontested action of the plaintiffs. There have been no material developments in the three shareholder suits pending in Fulton County, Georgia.

         On February 24, 2000, a temporary restraining order was issued by the Dallas County Court that temporarily restrained the Company and its directors from abiding by the non-solicitation provision clause and the termination fee payment provisions of the CBP Merger Agreement and from triggering the Rights Agreement of the Company with respect to any bidders who offer $15.10 per Share or more for all of the outstanding Shares. In accordance with the Dallas County Court's order, neither the Company nor Guardian has paid any part of the $5 million termination fee under the CBP Merger Agreement, but they may be required to do so if the temporary restraining order is not extended. A hearing on the plaintiff's application for a temporary injunction is set for June 29, 2000. The parties have been conducting discovery on an accelerated timetable prior to such hearing.

         On May 23, 2000, the plaintiff's counsel filed a separate motion for a temporary restraining order, seeking to restrain the defendants and others acting in concert with them from taking any steps in furtherance of the tender offer and merger without first directing $9.9 million of the payments otherwise to be paid to Cameron shareholders to an interest-bearing account subject to the jurisdiction of the court until such counsel's rights to attorney's fees and reimbursement of expenses have been determined. At a hearing on this motion on June 2, 2000, the Court denied the plaintiff's counsel's application for a temporary restraining order. There has been no further activity since such time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits required to be filed with this Report on Form 10-Q are listed on the Exhibit Index following the signature page hereof.

(b)      Reports on Form 8-K

         On March 22, 2000, the Company filed a Current Report on Form 8-K to report that the investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd. and senior management had increased its offer to acquire all the outstanding shares of the Company's stock from $15.10 to $18.25 per share in cash.

         On March 29, 2000, the Company filed a Current Report on Form 8-K to report that the Company had entered into an agreement whereby CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd. and senior management would acquire the outstanding shares of the Company's stock for a purchase price of $18.25 per share in cash.

         On April 3, 2000, the Company filed a Current Report on Form 8-K to report that the Company had received an increased offer from Guardian Fiberglass to acquire all of the outstanding shares of the Company's common stock for $18.50 per share in cash.

         On April 13, 2000, the Company filed a Current Report on Form 8-K to report that the Company was continuing discussions with Guardian Fiberglass and the investment group consisting of CGW Southeast Partners IV, L.P. and an affiliate of Citicorp Venture Capital, Ltd. and senior management concerning the potential sale of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAMERON ASHLEY BUILDING PRODUCTS, INC.
                                         (Registrant)




Date:    June 12, 2000                   /s/ Garold E. Swan
                                         --------------------------------------
                                         Garold E. Swan
                                         Executive Vice President/Chief
                                         Financial Officer/Treasurer

                     CAMERON ASHLEY BUILDING PRODUCTS, INC.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.2            Amendment No. 1 to Agreement and Plan of Merger dated as of March 20,
               2000, by and among Cameron Ashley Building Products, Inc., CBP
               Holdings, Inc. and CBP Acquisition Corp. (1)

2.3            Agreement and Plan of Merger dated as of January 17, 2000, by and among
               Cameron Ashley Building Products, Inc., Guardian Fiberglass, Inc. and
               CAB Merger Corp. (2)

3.2            Second Amendment to Rights Agreement dated April 28, 2000, between the
               Company and SunTrust Bank, Atlanta, as Rights Agent (2)

11             Computation of Earnings per Share

27             Financial Data Schedule


(1) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K dated March 28, 2000.

(2) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K dated May 5, 2000.